Form 10QSB
period 2007-09-30
Coyote Hills Golf, Inc.
filed 2007-11-06
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-145088

COYOTE HILLS GOLF, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8241820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 N. 81st Place, Mesa, Arizona	85207
(Address of principal executive offices)	(Zip Code)

(480) 335-7351
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2007:

10,300,000

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2, originally filed with the Commission on August 3, 2007, and subsequent amendments made thereto.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Balance Sheet

September 30,
Assets	2007

Current assets:
Cash	$8,111
Prepaid expenses and current deposits	750
Total current assets	8,861

$8,861

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$260
Total current liabilities	260

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,300,000 shares issued and outstanding	10,300
Additional paid-in capital	14,975
(Deficit) accumulated during development stage	(16,674)
8,601

$8,861

The accompanying notes are an integral part of these financial statements.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Statements of Operations

	For the three	For the months	January 8, 2007
	months ended	nine ended	(Inception) to
	September 30, 2007	September 30, 2007	September 30, 2007

Revenue	$-	$-	$-

Expenses:
Executive compensation	-	10,000	10,000
General and administrative expenses	3,484	6,674	6,674
Total expenses	3,484	16,674	16,674

(Loss) before provision for income taxes	(3,484)	(16,674)	(16,674)

Net (loss)	$(3,484)	$(16,674)	$(16,674)

Weighted average number of
common shares outstanding - basic
and fully diluted	10,300,000	10,213,793

Net (loss) per share -
basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the nine months	January 8, 2007
	Ended	(Inception) to
	September 30, 2007	September 30, 2007
Cash flows from operating activities
Net (loss)	$(16,674)	$(16,674)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	10,000	10,000
Prepaid expenses and deposits	(750)	(750)
Changes in operating assets and liabilities:
Increase in accounts payable	260	260
Net cash (used) by operating activities	(7,164)	(7,164)

Cash flows from financing activities
Donated capital	275	275
Issuances of common stock	15,000	15,000
Net cash provided by financing activities	15,275	15,275

Net (decrease) increase in cash	8,111	8,111
Cash - beginning	-	-
Cash - ending	$8,111	$8,111

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services - related party	$10,000	$10,000
Number of shares issued for services	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended March 31, 2007 and notes thereto included in the Company's registration statement on Form SB-2, as amended.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized January 8, 2007 (Date of Inception) under the laws of the State of Nevada, as Coyote Hills Golf, Inc.  The Company is authorized to issue up to 100,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to sell golf apparel and equipment via the Internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($16,674) and had no sales for the period from January 8, 2007 (inception) to September 30, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is currently in the process of seeking capital through a registered public offering of its common stock.  There are no assurances that the Company will be successful in obtaining the minimum offering amount, without which it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Notes

Note 4 - Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On January 12, 2007, an officer and director of the Company paid for incorporation fees on behalf of the Company in the amount of $175.  The entire amount is not expected to be repaid and is considered to be additional paid-in capital.

On January 12, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

On February 8, 2007, an officer and director of the Company donated cash in the amount of $100.  The entire amount is considered to be additional paid-in capital.

On March 28, 2007, the Company issued 300,000 shares of its $0.001 par value common stock for cash in the amount of $15,000 in a private transaction to one shareholder.

As of September 30, 2007, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of March 31, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

On January 12, 2007, an officer and director of the Company paid for incorporation fees on behalf of the Company in the amount of $175.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

On January 12, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

On February 8, 2007, an officer, director and shareholder of the Company donated cash in the amount of $100.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Coyote Hills Golf, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Coyote Hills Golf’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

Coyote Hills Golf, Inc. was incorporated in Nevada on January 8, 2007.  We intend to establish ourselves as an online retailer of golf-related apparel, equipment and supplies, primarily targeting male consumers aged 40 and over in the middle- to high-income ranges.  We consider this demographic group to have sufficient disposable income, are brand conscious and typically experience a moderate to high level of pressure to be early adopters of golf equipment.  These factors make this an ideal target market for us.

We have initiated our development and start-up activities, but have not commenced planned principal operations.  We have formed our corporate identity and begun preliminary planning of our proposed web site to be published at www.CoyoteHillsGolf.net.  We are also currently in the process of raising funds in a public offering of our common stock for cash.

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Management’s Discussion

From the period since our inception on January 8, 2007 to September 30, 2007, we did not generate any revenues.  Our singular goal is currently to implement our planned business and establish our website.  To that end, we spent a total of $3,484 during the three month period ended September 30, 2007, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the nine month period ended September 30, 2007 and since our inception, our total operating expenses were $16,674, consisting of $10,000 in common stock issued lieu of cash paid to an officer and director for executive compensation and $6,674 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended September 30, 2007, our net loss totaled $3,484.  For the nine months ended September 30, 2007 and since our inception, we have accumulated net losses in the amount of $16,674.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable since our inception.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of September 30, 2007 in the amount of $8,111 is not sufficient to finance our operations for the next 12 months.  On March 28, 2007, we sold 300,000 shares of our common stock to one non-affiliated purchaser.  At the time of the issuance, the full subscription price was not received, and thus the transaction was classified as a subscriptions receivable for $15,000.  As of April 3, 2007, the entire subscription amount of $15,000 was collected.

We are currently seeking to raise a minimum of $25,000 and a maximum of $100,000 in a public offering of our common stock.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  No alternative sources of funds are available to us in the event we do not raise adequate proceeds from this offering.  In the event we are unable to raise at least the minimum amount of $25,000, we may be unable to conduct any operations and may consequently go out of business.  There are no formal or informal agreements to attain such financing and can not assure you that any financing can be obtained.  If we are unable to raise at least the minimum proceeds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.  We believe that the proceeds of the minimum offering will be sufficient to satisfy the start-up and operating requirements for the next 12 months.  The table below illustrates the financing needs and anticipated sources of funds for the elements of our business plan that constitute top priorities.  Each material event or milestone listed in the table below will be required until revenues are generated.  These milestones are expected to be in place in the first six months after funding:

	Use of Proceeds Line Item	Minimum Offering	Maximum Offering

Establish Internet presence	Website services	$3,000	$10,000
Purchase inventory of apparel	Inventory	$2,000	$15,000
Development marketing strategy	Advertising & marketing	$4,000	$10,000

Depending on the outcome of this offering, we foresee one of the following basic scenarios:

Minimum Offering.  If we raise only the minimum of $25,000 in this offering, then we believe we will be able to execute our business plan adequately and operate as a going concern.  However, we do not expect to generate revenue in the first six months of operations from the date the first funds are received from escrow.

In the event this registration statement goes effective with the SEC, we will be required to file certain periodic and other reports, for which we have budgeted spending an aggregate of $15,000.  This amount includes $10,000 for accounting fees and $5,000 in legal and professional fees related to filing quarterly and annual reports for the next at least 12 months.  All statements are to be filed in applicable periodic reports with the SEC in accordance with Item 310 of Regulation S-B.  We expect the cost of meeting our public reporting requirements to be stable for at least the next 12 months of operations.

Upon receipt of the net proceeds, we will immediately attempt to have our Internet site at www.CoyoteHillsGolf.net operational within three to six months following the closing of the offering.  For $3,000, we expect the site to be fully functional.

Once we have established our Internet presence, we plan to purchase up to $2,000 in inventory.  Mitch Powers, our President, will evaluate each potential product on a case-by-case basis.  All products will be purchased from third-party manufacturers or distributors.  To date, however, we have not contacted any potential suppliers or manufacturers of golf merchandise and apparel.

We also expect to initiate our marketing and advertising efforts, for which we have budgeted $4,000.  We have identified advertising products offered by Google that fit our allocated budget and support the business goals and objectives in the event only the minimum is raised in this offering.  We anticipate that our initial budget of $4,000 will be sufficient to obtain favorable placement on search engine listings.

50% of the Maximum Offering.  In the event we raise $50,000, or 50% of the maximum proceeds sought in our public offering, we believe will be able to fully execute all of our planned objectives and business strategies.  As a result, we have allocated additional funds to inventory and advertising costs with the goal of accelerating the implementation of our business plan.  We plan to increase the functionality of our website and to enhance the graphic appearance of the website for an additional $2,000, bringing the total amount budgeted toward website services to $5,000.  The amount of inventory we plan to purchase will increase by $5,500 to a total of $7,500.  To increase our exposure and presence, we plan to increase our marketing budget to $5,000, allowing us the opportunity to pursue a slightly more aggressive marketing and sales strategy.

The remaining $13,500 will be kept in reserve for unforeseen expenses and/or opportunities.  Growth of the company should not be adversely impacted.  In the event sufficient sales are not generated in the first six to eight months, the company's growth could be slower than anticipated.

75% of the Maximum Offering.  In the event we raise $75,000, or 75% of the maximum offering, we also plan to allocate increasingly greater funds toward the three primary developmental milestones set forth earlier: advertising, website services and inventory.  The amount allocated to accumulating saleable inventory will be $10,000.  To update our website to display the greater amount of inventory we expect to purchase, we have set aside $7,500 for website services.  Additionally, our marketing budget would be increased to $7,500 in an effort to further build awareness and exposure of our brand.

We have also increased working capital to $28,000, to be kept in reserve for unforeseen expenses and/or opportunities.  In the event sufficient sales are not generated in the first six to eight months, the company's growth could be slower than anticipated.

Maximum Offering.  In the event we raise the maximum of $100,000, we believe in addition to being able to execute our business plan fully, we may also be presented with additional unforeseen and unpredictable opportunities or difficulties.  As a result, we have increased budgeted use of proceeds for our advertising and website development and maintenance efforts.  We believe that the $10,000 we have allocated assuming a maximum offering will allow us to create a much richer and dynamic website than a minimum offering would allow.  In support of a more robust web site, we have allocated $10,000 of the maximum offering proceeds to marketing and advertising efforts, at least half of which will be dedicated to directing traffic to our web site.  We have also increased the amount of inventory we plan to purchase to prevent potential supply issues to $15,000.  Costs of operations are expected to be significant, although we cannot predict the types or magnitude of such.  We have set aside $43,000 to have in reserve.

Our ability to commence operations is entirely dependent upon the proceeds to be raised in this offering.  If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which we will be unable to begin to generate any revenues.  Generating revenues from sales of our proposed business of selling golf-related apparel and equipment via the Internet in the next six to 12 months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such revenues.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to stay in business.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Moore & Associates, LLP, our independent registered public accounting firm, that during their performance of audit procedures, Moore & Associates, LLP, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

On January 12, 2007, we issued 5,000,000 shares of our common stock to Mitch S. Powers, and issued another 5,000,000 shares of our common stock to Stephanie Lynn Erickson, our founding shareholders, officers and directors.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by these founding shareholders on our behalf in the amount of $10,000.  Mr. Powers and Ms. Erickson received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, both Mr. Powers and Ms. Erickson had fair access to and were in possession of all available material information about our company, as Mr. Powers is the President and a director of Coyote Hills Golf, Inc., and Ms. Erickson is the Secretary-Treasurer of the company.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholders qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On March 28, 2007, we sold 300,000 shares of our common stock to Kamiar Khatami, an acquaintance of our founding shareholders.  The shares were issued for total cash in the amount of $15,000.  The shares bear a restrictive transfer legend.  At the time of the issuance, Mr. Khatami had fair access to and was in possession of all available material information about our company, as she is a friend of the president and director of Coyote Hills Golf, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Mitch Powers

(b) Stephanie Erickson

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*  Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on August 3, 2007, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	October 31, 2007
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Chief Financial Officer	October 31, 2007
Stephanie Lynn Erickson

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	October 31, 2007
Stephanie Lynn Erickson