Form 10KSB
period 2007-12-31
Coyote Hills Golf, Inc.
filed 2008-03-28
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-145088

COYOTE HILLS GOLF, INC.
(Name of small business issuer in its charter)

Nevada	20-8241820
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

711 N. 81st Place Mesa, AZ	85207
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (480) 335-7351

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $15,000 as of March 27, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 27, 2008 was 10,300,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Coyote Hills Golf’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Coyote Hills Golf, Inc. was incorporated in the State of Nevada on January 8, 2007.

We are a development stage company that plans to become an on-line retailer of golf-related merchandise.  We have initiated our development and start-up activities, but have not commenced planned principal operations.  As of the date of this prospectus, we have generated no revenues.  Our operations to date have been devoted to the following:

1.

Formation of the Company,

2.

Obtaining seed capital through sales of our common stock,

3.

Reserved a domain name at www.CoyoteHillsGolf.net and

4.

Begun preliminary planning and design of our website.

Our administrative office is located at 711 N. 81st Place, Mesa, AZ 85207.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

Our business purpose is to become an online retailer of golf-related apparel, equipment and supplies.  We intend to primarily target male consumers aged 40 and over in the middle- to high-income ranges, among whom our management believes has the strongest interest in the game of golf.  We consider this demographic group to have sufficient disposable income, are brand conscious and typically experience a moderate to high level of pressure to be early adopters of golf equipment.  These factors make this an ideal target market for us.  Although we plan to focus the bulk of our efforts toward attracting these consumers, our management also believes that golf is growing in popularity among the younger generations and among women due to the exposure and expansion of young professional talent in popular culture.  Our management suspects this growth is occurring not just domestically, but also internationally, especially in Asian and European countries.  To capitalize on the worldwide interest in golfing, we plan to offer a variety of merchandise via the Internet.

Our proposed product mix includes, but is not limited to, golf shirts, clubs, balls, bags and training aids, which we plan to sell to both enthusiasts and occasional participants alike.  Most of the items we plan to sell are expected to be manufactured by leading national golf brands, such as Adams Golf®, Callaway®, Nike®, Ping®, TaylorMade® and Titleist®.  To complement our anticipated product offerings from major manufacturers, we also plan to market a proprietary line of Coyote Hills Golf-branded apparel.  For example, we expect to market golf shirts, hats and other attire or accessories bearing the name “Coyote Hills Golf” or other likeness thereof.  We have not yet formulated any designs or specific branded merchandise.  We will not manufacture or produce any golf merchandise internally.  We plan to outsource the printing and/or manufacture of any such garments and will not produce any item in-house.  We identified Stingray, Antiqua and the Shirt Stop of Colorado Springs as potential suppliers and manufacturers for our proposed proprietary name-branded apparel.  However, we have not contacted any suppliers or manufacturers, and thus, have no saleable inventory.

Mitch Powers, our President, will undertake all merchandising activities.  All products will be purchased from third-party manufacturers or distributors.  We are in the process of identifying such suppliers and manufacturers, and have not made any determination which, if any we will contact.  We are still in the development stage, and we do not have any saleable inventory and have not yet identified any specific products, manufacturers or suppliers.

Distribution Methods of the Products

We are currently in the process of establishing a base of operations in the golf-related merchandise industry.  We are designing a website that will be published at www.CoyoteHillsGolf.net, which will serve as our store-front and sole means of generating sales.  A portion of the proceeds from the offering contemplated in this prospectus is allocated to developing and establishing our Internet site.  Until we publish our website, we will be unable to begin to generate revenues.  To date, we have not engaged in any sales activities.

We have no methods of distribution in place, nor do we have any merchandise to distribute.  However, it is anticipated that when we are required to fulfill customer orders, we will use general parcel services such as United Parcel Service, DHL and Federal Express.

Industry Background and Competition

We compete in the highly competitive and fragmented market for athletic goods and apparel in general, and for golf-related merchandise in specific.  There are number existing competitors selling golf products that are identical or significantly similar to those we plan to market.  Our management believes that national chains and mass-marketers that offer a large selection of merchandise compete directly, yet co-exist, with smaller companies that have a limited regional presence.  We expect to compete with a number of retailers, which can be divided into the following groups:

1.

National mass-marketers, such as Wal-Mart and Target, offer golf-related items as a small segment compared to the amalgam of products available in their stores.  These retailers usually have very limited selection and fewer major brand names and typically do not offer the customer service than is offered by specialty golf retailers.

2.

National full-line sporting goods retailers, such as Dick's Sporting Goods, Sport Chalet and Sports Authority, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip or enclosed malls or in free-standing locations.  Most full-line stores are able to accommodate a greater variety of name brands and provide greater customer interaction than mass-marketers do.

3.

Specialty golf retailers include Golfsmith, Golf Galaxy and Nevada Bob's.  These retailers also include golf course pro shops that often are single-store operations.  Specialty golf store carry the broadest selection of golf-related merchandise, provide specialized customer service and offer a range of custom golf services.

4.

We also expect to compete against retailers that sell merchandise via the Internet, which include Edwin Watts Golf Shops and Golf Warehouse.  Products offered by these vendors are often competitively priced and the direct sales channel offers relative convenience to customers.  Many of our competitors that operate physical stores also have websites to serve as an on-line extension of their business.

Our management believes there exists a significant number of competitors selling relatively similar and competitively priced merchandise.  In addition, the market for golf merchandise is characterized by the breadth and depth of product selection, brands carried in inventory, convenience and pricing.  We are a start-up company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.

Significantly all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.  Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors or golf supply retailers as the use of the Internet and other online services increases.

Need for Government Approval of Principal Products

While we believe we are and will be in substantial compliance with the laws and regulations which regulate our business, and that we possess all the licenses required in the conduct of our business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact our proposed business.

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future.  The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

Number of total employees and number of full time employees

We are currently in the development stage.  During the development stage, we plan to rely exclusively on the services of Mitch Powers, President and director, and Stephanie Erickson, our Secretary, Treasurer and director, to set up our business operations.  Both Mr. Powers and Ms. Erickson currently work for us on a part-time basis and each expects to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

1.

Coyote Hills Golf will furnish shareholders with annual financial reports certified by its independent accountants.

2.

Coyote Hills Golf is a reporting issuer with the Securities and Exchange Commission.  We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

3.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Mitch Powers, our President and director, and Stephanie Erickson, our Secretary, Treasurer and director.  Neither Mr. Powers nor Ms. Erickson has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to offer and sell the shares in this offering and develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

Both Mr. Powers and Ms. Erickson are involved in other business opportunities and may face a conflict in selecting between Coyote Hills Golf and their other business interests.  Namely, Red Mountain Ranch Country Club currently employs both Mr. Powers and Ms. Erickson.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both Mr. Powers or Ms. Erickson to other pursuits without a sufficient warning we may, consequently, go out of business.

Investors may lose their entire investment if we fail to implement our business plan.

Coyote Hills Golf, Inc. was formed in January 2007.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  Coyote Hills Golf cannot guarantee that we will be successful in executing our proposed golf merchandising business.  To date, we have not generated any revenues, have not purchased any inventory, have not developed a marketing plan and may incur losses in the foreseeable future.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

We have yet to commence our planned merchandising operations.  As of the date of this Prospectus, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholders, officers and directors of Coyote Hills Golf control the majority of our issued and outstanding common stock.

Mitch Powers and Stephanie Erickson, both of whom are executive officers, employees and directors, collectively beneficially owns 97% of our issued and outstanding common stock.  As a result of such ownership, investors in this offering will have limited control over matters requiring approval by our security holders, including the election of directors.  Assuming the minimum amount of shares of this offering is sold, our officers and directors would retain approximately 93% ownership in our common stock.  In the event the maximum offering is attained, our officers and directors will continue to own approximately 81% of our outstanding common stock.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Coyote Hills Golf may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling a variety of golf merchandise to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Coyote Hills Golf may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We expect to compete with many companies in the golf product niche, or the market for golf merchandise in general, such as Cutter & Buck, Ashworth, Dick’s Sporting Goods and the numerous pro shops located at golf courses around the nation.  Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those to we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

A decline in the popularity of golf or the market for golf-related products and services will negatively impact our business.

We anticipate generating substantially all of our revenues from the sale of golf-related equipment and apparel.  The demand for our products will be directly related to the popularity of golf, including the number of golf participants, the number of rounds of golf being played by these participants, and television viewership of and attendance at professional and other golf tournaments and events.  If golf participation or golf rounds played significantly decreases, potential sales of our products could be materially adversely affected.

We may be unable to generate sales without sales, marketing or distribution capabilities.

We have not commenced our planned business of selling golf-related apparel, equipment and supplies and do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of golf enthusiasts that we fail to anticipate could reduce the demand for the golf-related products we intend to provide.  Decisions about our focus and the specific products we plan to carry in inventory often are made in advance of distribution, and thus, consumers acquiring them.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products, excess or obsolete inventories and lower profit margins.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We intend to rely primarily on product manufacturers and third-party distributors to supply the products we plan to offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.  Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for our as yet unidentified products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Seasonality and fluctuations in our business could make it difficult for you to evaluate our operations on a period by period basis.

Our future operating results may fluctuate significantly from period to period due to our reliance on a sport with an intrinsic seasonality.  Golfers are active primarily during the summer months, due to more temperate weather conditions, as opposed to spring and autumn golf activity being slightly lower and the winter months significantly lower.  This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior and periodic weather anomalies, could adversely affect our operations and cause our results of operations to fluctuate.  Results of operations in any period should not be considered indicative of the results to be expected for any future period.

The sale of our products is also subject to substantial cyclical fluctuation.  If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter.  As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.  Specifically, in order to attract and retain a larger customer base, we may plan to significantly increase our expenditures on sales and marketing, content development, technology and infrastructure.  Many of these expenditures are planned or committed in advance and in anticipation of future revenues.

We may not be able to generate sales because consumers may choose not to shop online.

We may not be able to attract potential customers who shop in traditional retail stores to shop on our proposed web site.  Furthermore, we may incur significantly higher and more sustained advertising and promotional expenditures than anticipated to attract online shoppers and to convert those shoppers into purchasing customers.  As a result, we may not be able to achieve profitability, and even if we are successful at attracting online customers, we expect it could take several years to build a substantial customer base.  Specific factors that could prevent widespread customer acceptance of our e-commerce solution include:

1.

Customer concerns about buying products without physically viewing or handling them;

2.

Customer concerns about the security of online transactions and the privacy of their personal information; and

3.

Difficulties in returning or exchanging items purchased through the website.

Coyote Hills Golf may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of Mitch Powers, our President and director, and Stephanie Erickson, our Secretary, Treasurer and director.  We have no other full- or part-time employees besides these individuals.  Furthermore, we do not maintain key man life insurance on either of these two individuals.  Without employment contracts, we may lose either or both of our officers and directors to other pursuits without a sufficient warning and, consequently, go out of business.

Both of our officers and directors are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mr. Powers or Ms. Erickson may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of Mr. Powers or Ms. Erickson to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  Our two officers, employees and directors, Mr. Powers and Ms. Erickson, currently hold a significant majority of our currently issued and outstanding common stock.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

DESCRIPTION OF PROPERTY

Coyote Hills Golf, Inc. uses office space at 711 N. 81st Place, Mesa, AZ 85207.  Ms. Erickson, our Secretary, Treasurer and Director, is providing the office space, located at Ms. Erickson’s primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Coyote Hills Golf, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Coyote Hills Golf, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Coyote Hills Golf, Inc. has been convicted of violating a federal or state securities or commodities law.

Coyote Hills Golf, Inc. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of Coyote Hills Golf, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

As of March 27, 2008, no public market in our common stock exists and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Shares Available Under Rule 144

We have 10,300,000 shares of common stock outstanding, all of which bear a restricted legend.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this prospectus, Coyote Hills Golf, Inc. has approximately 10,300,000 shares of $0.001 par value common stock issued and outstanding held by three shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

Coyote Hills Golf, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Coyote Hills Golf intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Coyote Hills Golf’ financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

In January 2007, we issued 5,000,000 shares of our common stock to Stephanie Lynn Erickson, our founding shareholder and an officer and director.  We issued another 5,000,000 shares of our common stock to Mitch Powers, another founding shareholder and an officer and director.   These sales of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholders on our behalf in the amount of $10,000.  Both received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Ms. Erickson and Mr. Powers had fair access to and were in possession of all available material information about our company, as they are officers and directors of Coyote Hills Golf, Inc.  The shares bear a restrictive transfer legend.  Based on these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On March 28, 2007, we sold 300,000 shares of our common stock to Kamiar Khatami, a non-related individual.  The shares were issued at a price of $0.02 per share for total cash in the amount of $15,000.  The shares bear a restrictive transfer legend.  At the time of the issuance, Mr. Khatami was provided fair access to and was in possession of all available material information about our company.  On the basis of these facts, we claim that the issuance of stock to Mr. Khatami qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Coyote Hills Golf, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

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

From the period since our inception on January 8, 2007 to December 31, 2007, we did not generate any revenues.  Our singular goal is currently to implement our planned business and establish our website.  To that end, we spent a total of $18,974 during the three month period ended September 30, 2007, consisting of $8,974 in general and administrative expenses and executive compensation paid to our officers and directors in the amount of $10,000 in the form of common stock issued in lieu of cash.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced a net loss since our inception.  During the period from our inception to December 31, 2007, we have accumulated a net loss in the amount of $18,974.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable since our inception.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of December 31, 2007 in the amount of $5,669 is not sufficient to finance our operations for the next 12 months.  On March 28, 2007, we sold 300,000 shares of our common stock to one non-affiliated purchaser.  At the time of the issuance, the full subscription price was not received, and thus the transaction was classified as a subscriptions receivable for $15,000.  As of April 3, 2007, the entire subscription amount of $15,000 was collected.

We are currently seeking to raise a minimum of $25,000 and a maximum of $100,000 in a public offering of our common stock.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  No alternative sources of funds are available to us in the event we do not raise adequate proceeds from this offering.  In the event we are unable to raise at least the minimum amount of $25,000, we may be unable to conduct any operations and may consequently go out of business.  There are no formal or informal agreements to attain such financing and can not assure you that any financing can be obtained.  To date, no funds have been received.  If we are unable to raise at least the minimum proceeds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.  We believe that the proceeds of the minimum offering will be sufficient to satisfy the start-up and operating requirements for the next 12 months.

Our ability to commence operations is entirely dependent upon the proceeds to be raised in our public offering.  If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which we will be unable to begin to generate any revenues.  Generating revenues from sales of our proposed business of selling golf-related apparel and equipment via the Internet in the next six to 12 months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such revenues.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 to 18 months, assuming we raise at least the minimum amount sought in our public offering, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to stay in business.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Coyote Hills Golf, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2007

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the year ended

December 31, 2007,

and

for the period

January 8, 2007 (Date of Inception)

through

December 31, 2007

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Coyote Hills Golf, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Coyote Hills Golf, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from inception on January 8, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Hills Golf, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from inception on January 8, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $18,974 and has had no sales, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 27, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F1

Coyote Hills Golf, Inc.

(a Development Stage Company)

Balance Sheet

December 31,
2007
Assets

Current assets:
Cash	$5,669
Prepaid expenses and current deposits	750
Total current assets	6,419

Total assets	$6,419

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$118
Total current liabilities	118

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,300,000 shares issued and outstanding	10,300
Additional paid-in capital	14,975
(Deficit) accumulated during development stage	(18,974)
6,301

Total liabilities and stockholders’ equity	$6,419

The accompanying notes are an integral part of these financial statements.

F2

Coyote Hills Golf, Inc.

(a Development Stage Company)

Statement of Operations

January 8, 2007
(Inception) to
December 31, 2007

Expenses:
Executive compensation	10,000
General and administrative expense	8,974
Total expenses	18,974

(Loss) before provision for taxes	(18,974)

Provision for income taxes	-

Net (loss)	$(18,974)

Weighted average number of
common shares outstanding - basic and fully diluted	10,236,261

Net (loss) per common share - basic and fully diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Coyote Hills Golf, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity

						(Deficit)
			Additional	Common		Accumulated	Total
	Common Stock		Paid-in	Stock	Subscriptions	During	Stockholders’
	Shares	Amount	Capital	Subscribed	Receivable	Stage	Equity

January 2007
Additional paid-in capital	-	$-	$175	$-	$-	$-	$175

January 2007
Founders’ shares
issued for services	10,000,000	10,000	-	-	-	-	10,000

February 2007
Additional paid-in capital	-	-	100	-	-	-	100

March 28, 2007
Subscriptions receivable
$0.05 per share	300,000	-	-	15,000	(15,000)	-	-

April 2007
Subscriptions receivable	-	300	14,700	-	-	-	-

Net (loss)
For the year ended
December 31, 2007	-	-	-	-	-	(18,974)	(18,974)

Balance, December 31, 2007	10,300,000	$10,300	$14,975	$15,000	$15,000	$(18,974)	$6,301

The accompanying notes are an integral part of these financial statements.

F4

Coyote Hills Golf, Inc.

(a Development Stage Company)

Statement of Cash Flows

January 8, 2007
(Inception) to
December 31, 2007

Operating activities
Net (loss)	$(18,974)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	10,000
Prepaid expenses and deposits	(750)
Changes in operating assets and liabilities:
Increase in accounts payable	118
Net cash (used) by operating activities	(9,606)

Financing activities
Donated capital	275
Issuances of common stock	15,000
Net cash provided by financing activities	15,275

Net increase (decrease) in cash	5,669
Cash – beginning	-
Cash – ending	$5,669

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

Non-cash transactions:
Shares issued for executive compensation	$10,000
Number of shares issued for executive compensation	10,000,000

The accompanying notes are an integral part of these financial statements.

F5

Coyote Hills Golf, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 1 – History and organization of the company

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

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007.

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2007.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2007.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2007.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

F6

Coyote Hills Golf, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses

The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In June 2006, the Financial Accounting Standards Board (:FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2007 and found no adjustments necessary.

F7

Coyote Hills Golf, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($18,974) and had no sales for the period from January 8, 2007 (inception) to December 31, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 – Income taxes

For the year ended December 31, 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $18,974 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027.

The components of the Company’s deferred tax asset are as follows:

December 31,
2007
Deferred tax assets:
Net operating loss carryforwards	6,451
Valuation allowance	(6,451)
Total deferred tax assets	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007.

F8

Coyote Hills Golf, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 5 – Stockholders’ equity

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

On March 28, 2007, the Company issued 300,000 shares of its $0.001 par value common stock for subscriptions receivable of $15,000 in a private transaction to one shareholder.  In April 2007, the subscriptions receivable was satisfied and the entire $15,000 was received in cash.

As of December 31, 2007, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of December 31, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

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

F9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Coyote Hills Golf, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Mitch Powers	40	President, CEO and Director

Stephanie Erickson	37	Secretary, Treasurer and Director

Mitch Powers, President, Chief Executive Officer and Director:  Mr. Powers graduated from New Mexico Sate University in 1990 with a Bachelor’s Degree in Business Administration.  Upon graduation, he has been the resident golf professional at Red Mountain Ranch Country Club through present.

Stephanie Erickson, Secretary, Treasurer and Director:  From 2002 through 2006, Ms. Erickson has volunteered her time at Las Sendas Elementary School in Mesa, Arizona.  She has served as Secretary and Vice President of the Parent Teacher Organization, as well as Chairperson of various events and functions.  Her responsibilities ranged from administrative duties to the management and oversight of about 60 other volunteers and approximately 1000 attendees.  In 2004, Ms. Erickson became a server at Red Mountain Ranch Country Club and was promoted in 2006 to the position of Assistant Food and Beverage Manager.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal year ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Mitch Powers	2007	0	0	5,000	0	0	0	0	5,000
President

Stephanie Erickson	2007	0	0	5,000	0	0	0	0	5,000
Secretary and Treasurer

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

We have no employment or other agreement for services with any of our officers, directors or employees.  Since our incorporation, we have paid a total of $10,000 in executive compensation expense to our executive officers for services rendered in the form of our common stock in lieu of cash.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement is expected to be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Coyote Hills Golf, Inc.’s common stock by all persons known by Coyote Hills Golf to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Mitch Powers, President and CEO	5,000,000	48.54%

Common	Stephanie Erickson, Secretary/Treasurer and CFO	5,000,000	48.54%

	All Directors and Officers as a group (2 persons)	10,000,000	97.08%

Notes:

1.

The address for Mitch Powers and Stephanie Erickson is c/o Coyote Hills Golf, Inc., 711 N. 81st Place, Mesa, AZ 85207.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 12, 2007, Mitch Powers, our President and Director, paid for incorporation fees in the amount of $175on our behalf.

On January 12, 2007, we issued 5,000,000 shares of $0.001 par value common stock to Mitch Powers, an officer and director, in exchange for services performed valued at $5,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

On January 12, 2007, we issued 5,000,000 shares of $0.001 par value common stock to Stephanie Erickson, an officer and director, in exchange for services performed valued at $5,000, related specifically to administrative duties performed, as well as executing and implementing our operational goals and processes.

On February 8, 2007, Ms. Erickson donated cash in the amount of $100.

Additionally, we use office space and services provided without charge by Ms. Erickson, our Secretary, Treasurer and Director.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007

Audit fees	$3,500
Audit-related fees	-
Tax fees	-
All other fees	-

Total fees	$3,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COYOTE HILLS GOLF, INC.
(Registrant)

By: /s/ Mitch Powers, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Mitch Powers	President, CEO and Director	March 27, 2008
Mitch Powers

/s/ Stephanie Erickson	Chief Financial Officer	March 27, 2008
Stephanie Erickson

/s/ Stephanie Erickson	Chief Accounting Officer	March 27, 2008
Stephanie Erickson