Form 10QSB
period 2008-03-31
Coyote Hills Golf, Inc.
filed 2008-05-15
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

10,300,000

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, originally filed with the Commission on March 28, 2008, and subsequent amendments made thereto.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
Assets	2008

Current assets:
Cash	$275
Prepaid expenses and current deposits	750
Total current assets	1,025

Total assets	$1,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$116
Total current liabilities	116

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,300,000 shares issued and outstanding	10,300
Additional paid-in capital	14,975
(Deficit) accumulated during development stage	(24,366)
909

Total liabilities and stockholders’ equity	$1,025

The accompanying notes are an integral part of these financial statements.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months ended		January 8, 2007
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Expenses:
Executive compensation	$-	$10,000	$10,000
General and administrative expenses	5,347	190	14,321
Total expenses	5,347	10,190	24,321

(Loss) before provision for income taxes	(5,347)	(10,190)	(24,321)

Net (loss)	$(5,347)	$(10,190)	$(24,321)

Weighted average number of
common shares outstanding - basic and fully diluted	10,300,000	10,213,793

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		January 8, 2007
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities
Net (loss)	$(5,392)	$(10,190)	$(24,366)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	10,000	10,000
Prepaid expenses and deposits	-	-	(750)
Changes in operating assets and liabilities:
Increase in accounts payable	(2)	-	116
Net cash (used) by operating activities	(5,394)	(190)	(15,000)

Cash flows from financing activities
Donated capital	-	275	275
Issuances of common stock	-	15,000	15,000
Net cash provided by financing activities	-	15,275	15,275

Net (decrease) increase in cash	(5,394)	15,085	275
Cash - beginning	5,669	-	-
Cash - ending	$275	$15,085	$275

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$10,000	$10,000
Number of shares issued for services		10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Coyote Hills Golf, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's registration statement on Form SB-2, as amended.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($24,366) and had no sales for the period from January 8, 2007 (inception) to December 31, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Notes to Condensed Financial Statements

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

As of March 31, 2008, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of March 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Overview

Coyote Hills Golf, Inc. was incorporated in Nevada on January 8, 2007.  We intend to establish ourselves as an online retailer of golf-related apparel, equipment and supplies, primarily targeting male consumers aged 40 and over in the middle- to high-income ranges.  We consider this demographic group to have sufficient disposable income, to be brand conscious and typically experience a moderate to high level of pressure to be early adopters of golf equipment.  These factors make this an ideal target market for us.

We have initiated our development and start-up activities, but have not commenced planned principal operations.  We have formed our corporate identity and begun preliminary planning of our proposed web site, published at www.CoyoteHillsGolf.net.  We are also currently in the process of raising funds in a public offering of our common stock for cash.

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

Management’s Discussion

From the period since our inception on January 8, 2007 to March 31, 2008, we did not generate any revenues.  Our singular goal is currently to implement our planned business and establish our website.  To that end, we spent a total of $3,484 during the three month period ended March 31, 2008, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended March 31, 2008, our net loss totaled $3,484.  Since our inception, we have accumulated net losses in the amount of $16,674.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable since our inception.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

We believe that our cash on hand as of March 31, 2008 in the amount of $8,111 is not sufficient to finance our operations for the next 12 months.  On March 28, 2007, we sold 300,000 shares of our common stock to one non-affiliated purchaser.  At the time of the issuance, the full subscription price was not received, and thus the transaction was classified as a subscriptions receivable for $15,000.  As of April 3, 2007, the entire subscription amount of $15,000 was collected.

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

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	April 30, 2008
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Chief Financial Officer	April 30, 2008
Stephanie Lynn Erickson

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	April 30, 2008
Stephanie Lynn Erickson