Form 10-Q
period 2008-06-30
Coyote Hills Golf, Inc.
filed 2008-07-31
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-145088

COYOTE HILLS GOLF, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8242820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 N. 81ST Place, Mesa, AZ	85207
(Address of principal executive offices)	(Zip Code)

(480) 335-7351
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at June 30, 2008)

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 28, 2008, and subsequent amendments made thereto.

COYOTE HILLS GOLF, INC.

(a Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets

Current assets:
Cash	$30,971	$5,669
Inventory	4,085	-
Prepaid expenses and current deposits	750	750
Total current assets	35,806	6,419

Fixed assets, net of accumulated depreciation of $65 and
$0 as of 6/30/08 and 12/31/07, respectively	1,043	-

Total assets	$36,849	$6,419

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,357	$118
Total current liabilities	4,357	118

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 and 10,300,000 shares issued
and outstanding as of 6/30/08 and 12/31/07, respectively	11,100	10,300
Additional paid-in capital	53,675	14,975
(Deficit) accumulated during development stage	(32,283)	(18,974)
	32,492	6,301

Total liabilities and stockholders’ equity	$36,849	$6,419

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Six Months Ended		January 8, 2007
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-
Cost of goods sold	33	-	33	-	33

Gross profit	(33)	-	(33)	-	(33)

Expenses:
Depreciation expense	6	-	6	-	6
Executive compensation	-	-	-	10,000	10,000
General and administrative expenses	7,877	3,000	13,225	3,190	22,199
Total expenses	7,883	3,000	13,231	13,190	32,205

(Loss) before provision for income taxes	(7,916)	(3,000)	(13,264)	(13,190)	(32,238)

Provision for income taxes	-	-	(45)	-	(45)

Net (loss)	$(7,916)	$(3,000)	$(13,309)	$(13,190)	$(32,283)

Weighted average number of
common shares outstanding - basic and fully diluted	10,765,934	10,300,000	10,532,967	10,166,864

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.

(a Development Stage Company)

Condensed Statements of Cash Flows

	Six Months Ended		January 8, 2007
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Operating activities
Net (loss)	$(13,309)	$(13,190)	$(32,283)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	10,000	10,000
Prepaid expenses and deposits	-	-	(750)
Depreciation	6	-	6
Changes in operating assets and liabilities:
(Increase) in inventory	(4,085)	-	(4,085)
Increase in accounts payable	4,239	-	4,357
Net cash (used) by operating activities	(13,149)	(3,190)	(22,755)

Investing activities
Purchase of fixed assets	(1,049)	-	(1,049)
Net cash (used) by investing activities	(1,049)	-	(1,049)

Cash flows from financing activities
Donated capital	-	275	275
Issuances of common stock, net	39,500	15,000	54,500
Net cash provided by financing activities	39,500	15,275	54,775

Net increase (decrease) in cash	25,302	12,085	30,971
Cash - beginning	5,669	-	-
Cash - ending	$30,971	$12,085	$30,971

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$10,000	$10,000
Number of shares issued for services	-	10,000,000	10,000,000

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($32,283) and had no sales for the period from January 8, 2007 (inception) to June 30, 2008.  Management recently conducted a public offering of its common stock for cash.  However, the future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

COYOTE HILLS GOLF, INC.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets consisted of the following:

	June 30,
	2008	2007
Computer equipment	$ 1,049	$ -

Accumulated depreciation	(6)	-
	$ 1,043	$ -

During the three month periods ended June 30, 2008 and 2007, the Company recorded depreciation expense of $6 and $0, respectively.

Note 5 - Stockholders’ equity

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

On May 8, 2008, the Company completed a public offering, whereby it sold 800,000 shares of its par value common stock for total gross cash proceeds in the amount of $40,000.  Total offering costs related to this issuance was $500.

As of June 30, 2008, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of June 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

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

COYOTE HILLS GOLF, INC.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 7 - Related party transactions (continued)

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Management’s Discussion and Results of Operation

Coyote Hills Golf, Inc. was incorporated in Nevada on January 8, 2007.  We are attempting to establish ourselves as an online retailer of golf-related apparel, equipment and supplies, primarily targeting male consumers aged 40 and over in the middle- to high-income ranges.  We consider this demographic group to have sufficient disposable income, to be brand conscious and typically experience a moderate to high level of pressure to be early adopters of golf equipment.  These factors make this an ideal target market for us.

From the period since our inception on January 8, 2007 to June 30, 2008, we did not generate any revenues.  We have established a preliminary web site, published at www.CoyoteHillsGolf.net.  This site is expected to serve as our singular store-front, through which all of our sales will eventually be realized.  During the three months ended June 30, 2008, we purchased $4,085 in inventory, consisting of golf apparel for men and women.  With the website function and with saleable inventory on-hand, we expect to begin to realize sales during the third quarter of 2008.

Although we did not realize sales, we recorded $33 in cost of goods sold during the three and six months ended June 30, 2008.  This is directly attributable to freight-in charges for the inventory we purchased during the quarter ended June 30, 2008.  No cost of goods sold was recognized in the three and six months ended June 30, 2007.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended June 30, 2008, we spent $7,883, consisting of $6 in depreciation expense on our computer equipment and $7,877 in general and administrative expenses.  In the comparable three month period ended June 30, 2007, we incurred $3,000 in total expenses, made up solely of general and administrative expenses.

During the six months ended June 30, 2008, total operating expenses were $13,231, of which $13,225 was general and administrative and $6 was depreciation expense.  In contrast, total operating expenses during the year ago six month period ended June 30, 2007 were $13,190, of which general and administrative expense was $3,190 and executive compensation in the amount of $10,000 related specifically to the issuance of 10,000,000 shares of common stock to our two officers and directors for services rendered.

Aggregate operating expenses from our inception through June 30, 2008 were $32,205, of which $6 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares common stock issued to our two officers and directors for services rendered and $22,199 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the three month period ended June 30, 2008, our net loss totaled $7,916, compared to a net loss of $3,000 in the prior period ended June 30, 2007.  During the six months ended June 30, 2008, our net loss was $13,309, compared to a net loss of $13,190 in the year ago six month period ended June 30, 2007.  Since our inception, we have accumulated net losses in the amount of $32,293.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In an effort to obtain operating capital, on August 31, 2007, we filed a Registration Statement on Form SB-2 (SEC File Number 333-145088) to register a public offering of our common stock.  The Securities and Exchange Commission deemed the Registration Statement effective on September 14, 2007.  On May 8, 2008, we closed the offering, in which we sold an aggregate of 800,000 shares of our common stock for gross offering proceeds of $40,000.  After taking into account offering costs in the amount of $500, net proceeds from this offering was $39,500.

We believe that our remaining cash on hand as of June 30, 2008, in the amount of $30,971, is sufficient to maintain our operations for the next approximately 12 months.  However, in order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $25,000 sales in the next 12 months.  Unfortunately, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next six months to assist us in reaching our goal of $25,000 in sales.

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Offerings

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

Use of Proceeds

On August 31, 2007, we filed a Registration Statement on Form SB-2 (SEC File Number 333-145088) to register a public offering of up to 2,000,000 shares of our common stock at a price per share of $0.05.  The Securities and Exchange Commission deemed the Registration Statement effective on September 14, 2007.  On May 8, 2008, we closed the offering, in which we sold an aggregate of 800,000 shares of our common stock for gross offering proceeds of $40,000.  After taking into account offering costs in the amount of $500, net proceeds from this offering was $39,500.  The offering was made on a best-efforts, self-underwritten basis and no advertising was used in connection therewith.  None of the proceeds was payable, directly nor indirectly, to any officer, director, affiliate or shareholder of the Issuer.  The table below sets forth the anticipated use of funds and the amount expended as of June 30, 2008:

	Amount	Amount	Estimated
	Allocated	Expended	Completion
Accounting	$10,000	$1,250	Ongoing
Advertising & marketing	$ 4,000	$ -	Ongoing
Inventory	$ 7,000	$4,118	Use as needed
Legal & professional	$ 5,000	$4,436	Ongoing
Office expenses and supplies	$ 4,000	$1,406	Recurring
Website services	$ 5,000	$1,822	Use as needed
Working capital	$ 4,500	$ 57	Use as needed

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Mitch S. Powers

(b) Stephanie Lynn Erickson

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on August 3, 2007, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	July 31, 2008
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	July 31, 2008
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	July 31, 2008
Stephanie Lynn Erickson