Form 10-Q
period 2008-09-30
Coyote Hills Golf, Inc.
filed 2008-11-06
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at September 30, 2008)

COYOTE HILLS GOLF, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

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

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets

Current assets:
Cash	$10,559	$5,669
Inventory	3,186	-
Prepaid expenses and current deposits	767	750
Total current assets	14,512	6,419

Fixed assets, net of accumulated depreciation of $93 and
$0 as of 9/30/08 and 12/31/07, respectively	956	-

Total assets	$15,468	$6,419

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$118
Total current liabilities	-	118

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 and 10,300,000 shares issued
and outstanding as of 9/30/08 and 12/31/07, respectively	11,100	10,300
Additional paid-in capital	53,675	14,975
(Deficit) accumulated during development stage	(49,307)	(18,974)
	15,468	6,301

Total liabilities and stockholders’ equity	$15,468	$6,419

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		January 8, 2007
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$510	$-	$510	$-	$510
Cost of goods sold	458	-	491	-	491

Gross profit	52	-	19	-	19

Expenses:
Depreciation expense	87	-	93	-	93
Executive compensation	-	-	-	10,000	10,000
General and administrative expenses	16,990	3,484	30,214	6,674	39,188
Total expenses	17,077	3,484	30,307	16,674	49,281

(Loss) before provision for income taxes	(17,025)	(3,484)	(30,288)	(16,674)	(49,262)

Provision for income taxes	-	-	(45)	-	(45)

Net (loss)	$(17,025)	$(3,484)	$(30,333)	$(16,674)	$(49,307)

Weighted average number of
common shares outstanding – basic and fully diluted	11,100,000	10,300,000	10,723,358	10,213,793

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Statements of Cash Flows

	Nine Months Ended		January 8, 2007
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Operating activities
Net (loss)	$(30,333)	$(16,674)	$(49,307)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	10,000	10,000
Prepaid expenses and deposits	(17)	(750)	(767)
Depreciation	93	-	93
Changes in operating assets and liabilities:
(Increase) in inventory	(3,186)	-	(3,186)
Increase in accounts payable	(118)	260	-
Net cash (used) by operating activities	(33,561)	(7,164)	(43,167)

Investing activities
Purchase of fixed assets	(1,049)	-	(1,049)
Net cash (used) by investing activities	(1,049)	-	(1,049)

Cash flows from financing activities
Donated capital	-	275	275
Issuances of common stock, net	39,500	15,000	54,500
Net cash provided by financing activities	39,500	15,275	54,775

Net increase (decrease) in cash	4,890	8,111	10,559
Cash – beginning	5,669	-	-
Cash – ending	$10,559	$8,111	$10,559

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$10,000	$10,000
Number of shares issued for services	-	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 1 – Basis of presentation

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

Note 2 – History and organization of the company

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($49,307) and had no sales for the period from January 8, 2007 (inception) to September 30, 2008.  Management recently conducted a public offering of its common stock for cash.  However, the future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Fixed assets

Fixed assets consisted of the following:

	September 30,
	2008	2007
Computer equipment	$1,049	$-

Accumulated depreciation	(93)	-
	$956	$-

During the three month periods ended September 30, 2008 and 2007, the Company recorded depreciation expense of $87 and $0, respectively.

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

As of September 30, 2008, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of September 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

To date, we purchased $4,085 in beginning inventory, consisting of golf apparel for men and women.  With the website at www.CoyoteHillsGolf.net functional and with saleable inventory on-hand, we began to realize sales during the third quarter of 2008.  During the three and nine month periods ended September 30, 2008, we generated our initial revenues, in the amount of $510.  While minimal, because our logo and brand name appears on the products we sell, we believe exposure of the products sold will begin to generate word of mouth and brand awareness.  We did not realize any sales in the three and nine month periods ended September 30, 2007.  We do not have any long-term agreements to supply our pet supplies to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $458 during the three month period ended September 30, 2008.  This amount represents a gross margin of approximately 10% on sales of our products and resulted in a gross profit of $52 during such period.  During the nine months ended September 30, 2008, cost of goods totaled $491, contributing to a gross profit of $19 in the nine months ended September 30, 2008.  Since we sold no product in the year-ago three and nine month period ended September 30, 2007, no cost of goods sold was recognized.  Since our inception to September 30, 2008, cost of goods sold totaled $491.  After factoring in cost of goods sold, our gross profit was $19, for a historical gross margin of 4%.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended September 30, 2008, we spent $17,077, consisting of $87 in depreciation expense on our computer equipment and $16,990 in general and administrative expenses.  In the comparable three month period ended September 30, 2007, we incurred $3,484 in total expenses, made up solely of general and administrative expenses.

During the nine months ended September 30, 2008, total operating expenses were $30,307, of which $30,214 was general and administrative and $93 was depreciation expense.  In contrast, total operating expenses during the year ago nine month period ended September 30, 2007 were $16,674, of which general and administrative expense was $6,674 and executive compensation in the amount of $10,000 related specifically to the issuance of 10,000,000 shares of common stock to our two officers and directors for services rendered.

Aggregate operating expenses from our inception through September 30, 2008 were $49,281, of which $93 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares common stock issued to our two officers and directors for services rendered and $39,188 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the three month period ended September 30, 2008, our net loss totaled $17,025, compared to a net loss of $3,484 in the prior period ended September 30, 2007.  During the nine months ended September 30, 2008, our net loss was $30,333, compared to a net loss of $16,674 in the year ago nine month period ended September 30, 2007.  Since our inception, we have accumulated net losses in the amount of $49,307.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows for at least the remainder of fiscal year 2008, given developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of September 30, 2008, in the amount of $10,559, is insufficient to maintain our operations for the next approximately 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

PART II – OTHER INFORMATION

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

Use of Proceeds

On August 31, 2007, we filed a Registration Statement on Form SB-2 (SEC File Number 333-145088) to register a public offering of up to 2,000,000 shares of our common stock at a price per share of $0.05.  The Securities and Exchange Commission deemed the Registration Statement effective on September 14, 2007.  On May 8, 2008, we closed the offering, in which we sold an aggregate of 800,000 shares of our common stock for gross offering proceeds of $40,000.  After taking into account offering costs in the amount of $500, net proceeds from this offering was $39,500.  The offering was made on a best-efforts, self-underwritten basis and no advertising was used in connection therewith.  None of the proceeds was payable, directly nor indirectly, to any officer, director, affiliate or shareholder of the Issuer.  The table below sets forth the anticipated use of funds and the amount expended as of September 30, 2008:

	Amount	Amount	Estimated
	Allocated	Expended	Completion

Accounting	$10,000	$4,550	Ongoing
Advertising & marketing	$4,000	$3,441	Ongoing
Inventory	$7,000	$4,118	Use as needed
Legal & professional	$5,000	$7,258	Ongoing
Office expenses and supplies	$4,000	$4,629	Recurring
Website services	$5,000	$1,822	Use as needed
Working capital	$4,500	$4,383	Use as needed

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Mitch S. Powers

(b) Stephanie Lynn Erickson

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on August 3, 2007, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	November 6, 2008
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	November 6, 2008
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	November 6, 2008
Stephanie Lynn Erickson