Form 10-Q
period 2009-03-31
Coyote Hills Golf, Inc.
filed 2009-05-11
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at May 11, 2009)

COYOTE HILLS GOLF, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on March 25, 2009.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2007
Assets

Current assets:
Cash	$114	$3,203
Inventory	2,681	2,996
Prepaid expenses and current deposits	750	750
Total current assets	3,545	6,949

Fixed assets, net of accumulated depreciation of $268 and
$181 as of 3/31/2009 and 12/31/2008, respectively	781	868

Total assets	$4,326	$7,817

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$821	$109
Accrued liabilities	-	-
Total current liabilities	821	109

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 3/31/2009 and 12/31/2008, respectively	11,100	11,100
Additional paid-in capital	54,675	53,675
(Deficit) accumulated during development stage	(62,270)	(57,067)
	3,505	7,708

Total liabilities and stockholders’ equity	$4,326	$7,817

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Statements of Operations

	For the three months ended		January 8, 2007
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$510
Cost of goods sold	-	-	491

Gross profit	-	-	19

Expenses:
Depreciation Expense	87	-	268
Executive compensation	-	-	10,000
General and administrative expenses	5,006	5,347	51,926
Total expenses	5,153	5,347	62,194

(Loss) before provision for income taxes	(5,153)	(5,347)	(62,194)

Provision for income taxes	(50)	(45)	(95)

Net (loss)	$(5,203)	$(5,392)	$(62,270)

Weighted average number of
common shares outstanding – basic and fully diluted	11,100,000	10,300,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		January 8, 2007
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Operating activities
Net (loss)	$(5,203)	$(5,392)	$(62,270)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	87	-	268
Prepaid expenses and deposits	-	-	(750)
Changes in operating assets and liabilities:
(Increase) in inventory	315	-	(2,681)
Increase in accounts payable	712	(2)	821
Net cash (used) by operating activities	(4,089)	(5,394)	(54,612)

Investing activities
Purchase of fixes assets	-	-	(1,049)
Net cash (used) by investing activities	-	-	(1,049)

Financing activities
Donated capital	1,000	-	1,275
Issuances of common stock	-	-	54,500
Net cash provided by financing activities	1,00	-	55,775

Net (decrease) increase in cash	(3,089)	(5,394)	114
Cash – beginning	3,203	5,669	-
Cash – ending	$114	$275	$114

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$45	$95

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services			10,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized January 8, 2007 (Date of Inception) under the laws of the State of Nevada, as Coyote Hills Golf, Inc.  The Company is authorized to issue up to 100,000,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

The business of the Company is to sell golf apparel and equipment via the Internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($62,270) and had sales of $510 for the period from January 8, 2007 (inception) to March 31, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets consisted of the following:

	March 31,
	2009	2008
Computer equipment	$1,049	$-

Accumulated depreciation	(268)	-
	$781	$-

During the three month periods ended March 31, 2009 and 2008, the Company recorded depreciation expense of $87 and $0, respectively.

Note 5 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

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

On March 10, 2009, an officer and director of the Company donated cash in the amount of $1,000.  The entire amount is considered to be additional paid-in capital.

As of March 31, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On March 10, 2009, an officer, director and shareholder of the Company donated cash in the amount of $1,000.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

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

During the three month periods ended March 31, 2009 and 2008, we did not generate any revenues.  Since our inception to March 31, 2009, we recorded total revenues in the amount of $510.  We do not have any long-term agreements to supply our golf-related merchandise to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $491 from our inception to March 31, 2009.  This amount represents a gross margin of approximately 4% on sales of our products and resulted in a gross profit of $19 during such period.  As we did not realize any sales during the three months ended March 31, 2009 and 2008, we did not recognize any costs of goods sold.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended March 31, 2009, we spent $5,153, consisting of $87 in depreciation expense on our computer equipment and $5,066 in general and administrative expenses.  In the comparable three month period ended September 30, 2008, we incurred $5,347 in total expenses, made up solely of general and administrative expenses.

Aggregate operating expenses from our inception through March 31, 2009 were $62,194, of which $268 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares common stock issued to our two officers and directors for services rendered and $51,926 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the three months ended March 31, 2009, we recorded a provision for income taxes of $50, related to the minimum tax payable to the State of Arizona.  In the year ago three months ended March 31, 2008, provision for income taxes was $45.  Since our inception to March 31, 2009, we recorded total provisions for income taxes of $95.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the three month period ended March 31, 2009, our net loss totaled $5,203, compared to a net loss of $5,392 in the prior period ended March 31, 2008.  Since our inception, we have accumulated net losses in the amount of $62,270.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $40,000 sales in the next 12 months.  Unfortunately, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next twelve months to assist us in reaching our goal of $40,000 in sales.

Our management expects that we will experience net cash out-flows for at least the remainder of fiscal year 2009, given developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of March 31, 2009, in the amount of $114, is insufficient to maintain our operations.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	May 11, 2009
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	May 11, 2009
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	May 11, 2009
Stephanie Lynn Erickson