Form 10-Q
period 2009-06-30
Coyote Hills Golf, Inc.
filed 2009-08-07
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at August 7, 2009)

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

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash	$77	$3,203
Inventory	1,531	2,996
Prepaid expenses and current deposits	750	750
Total current assets	2,357	6,949

Fixed assets, net of accumulated depreciation of $356 and
$181 as of 6/30/2009 and 12/31/2008, respectively	693	868

Total assets	$3,051	$7,817

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$694	$109
Total current liabilities	694	109

Total liabilities	694	109

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 6/30/2009 and 12/31/2008, respectively	11,100	11,100
Additional paid-in capital	56,875	53,675
(Deficit) accumulated during development stage	(65,618)	(57,067)
Total stockholder’s equity	2,357	7,708

Total liabilities and stockholders’ equity	$3,051	$7,817

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended		January 8, 2007
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$510
Cost of goods sold	-	33	-	33	491

Gross profit	-	(33)	-	(33)	19

Expenses:
Depreciation expense	88	6	175	6	356
Executive compensation	-	-	-	-	10,000
General and administrative expenses	3,260	7,877	8,326	13,225	55,186
Total expenses	3,348	7,883	8,501	13,231	65,542

(Loss) before provision for income taxes	(3,348)	(7,916)	(8,501)	(13,264)	(65,523)

Provision for income taxes	-	-	(50)	(45)	(95)

Net (loss)	$(3,348)	$(7,916)	$(8,551)	$(13,309)	$(65,618)

Weighted average number of
common shares outstanding – basic	11,100,000	10,765,934	11,100,000	10,532,967

Net (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the six months ended		January 8, 2007
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Operating activities
Net (loss)	$(8,551)	$(13,309)	$(65,618)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	175	6	356
Prepaid expenses and deposits	-	-	(750)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,465	(4,085)	(1,531)
(Decrease) Increase in accounts payable	585	4,239	694
Net cash (used) by operating activities	(6,326)	(13,149)	(56,849)

Investing activities
Purchase of fixed assets	-	(1,049)	(1,049)
Net cash (used) by investing activities	-	(1,049)	(1,049)

Financing activities
Donated capital	3,200	-	3,475
Issuances of common stock	-	39,500	54,500
Net cash provided by financing activities	3,200	39,500	57,975

Net (decrease) increase in cash	(3,126)	25,302	77
Cash – beginning	3,203	5,669	-
Cash – ending	$77	$30,971	$77

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$45	$95

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation		-	10,000,000

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

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

Note 3 – Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 4 – Accounting Policies and Procedures

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it is effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the fourth quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5 – Fixed assets

Fixed assets consisted of the following:

	June 30,
	2009	2008
Computer equipment	$1,049	$1,049

Accumulated depreciation	(356)	(6)
	$693	$1,043

During the three month periods ended June 30, 2009 and 2008, the Company recorded depreciation expense of $87 and $6, respectively.

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

On May 12, 2009, an officer and director of the Company donated cash in the amount of $2,200.  The entire amount is considered to be additional paid-in capital.

As of June 30, 2009, there have been no other issuances of common stock.

COYOTE HILLS GOLF, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 7 – Warrants and options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On May 12, 2009, an officer, director and shareholder of the Company donated cash in the amount of $2,200.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

During the three and six month periods ended June 30, 2009 and 2008, we did not generate any revenues.  Since our inception to June 30, 2009, we recorded total revenues in the amount of $510.  We do not have any long-term agreements to supply our golf-related merchandise to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $491 from our inception to June 30, 2009.  This amount represents a gross margin of approximately 4% on sales of our products and resulted in a gross profit of $19 during such period.  As we did not realize any sales during the three and six months ended June 30, 2009, we did not recognize any costs of goods sold.  In the comparable three and six month periods ended June 30, 2008, our cost of goods sold was $33, all of which is directly attributable to freight-in charges for the inventory we purchased during the quarter ended June 30, 2008.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended June 30, 2009, we spent $3,347, consisting of $87 in depreciation expense on our computer equipment and $3,260 in general and administrative expenses.  In the comparable three month period ended June 30, 2008, we incurred $7,883 in total expenses, made up of $6 in depreciation expense and $7,877 in general and administrative expenses.

During the six month period ended June 30, 2009, total expenses were $8,501, consisting of $175 in depreciation expense and $8,326 in general and administrative costs.  In comparison, we incurred total expenses of $13,231 in the six months ended June 30, 2008, of which $6 is credited to depreciation and $13,225 is attributable to general and administrative expenses.

Aggregate operating expenses from our inception through June 30, 2009 were $65,542, of which $356 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of common stock shares issued to our two officers and directors for services rendered and $55,186 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the six months ended June 30, 2009, we recorded a provision for income taxes of $50, related to the minimum tax payable to the State of Arizona.  For the six months ended June 30, 2008, provision for income taxes was $45.  Since our inception to June 30, 2009, we recorded total provisions for income taxes of $95.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the six month period ended June 30, 2009, our net loss totaled $8,551, compared to a net loss of $13,309 for the six month period ended June 30, 2008.  Since our inception, we have accumulated net losses in the amount of $65,618.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows for at least the remainder of fiscal year 2009, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of June 30, 2009, in the amount of $77, is insufficient to maintain our operations.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  Since our inception our officers and directors have contributed $3,300 in cash to finance our ongoing operations. We can not assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

8-K Filed Date	Item Number

July 24, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	August 7, 2009
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	August 7, 2009
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	August 7, 2009
Stephanie Lynn Erickson