Form 10-Q
period 2009-09-30
Coyote Hills Golf, Inc.
filed 2009-11-16
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

___________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at November 16, 2009)

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

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash	$589	$3,203
Inventory	1,531	2,996
Prepaid expenses and current deposits	750	750
Total current assets	2,870	6,949

Fixed assets, net of accumulated depreciation of $443 and
$181 as of 9/30/2009 and 12/31/2008, respectively	606	868

Total assets	$3,476	$7,817

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$754	$109
Total current liabilities	754	109

Total liabilities	754	109

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 9/30/2009 and 12/31/2008, respectively	11,100	11,100
Additional paid-in capital	59,475	53,675
(Deficit) accumulated during development stage	(67,853)	(57,067)
Total stockholder’s equity	2,722	7,708

Total liabilities and stockholders’ equity	$3,476	$7,817

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(January 8, 2007) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$510	$-	$510	$510
Cost of goods sold	-	458	-	491	491

Gross profit	-	52	-	19	19

Expenses:
Depreciation expense	88	87	262	93	443
Executive compensation	-	-	-	-	10,000
General and administrative expenses	2,148	16,990	10,474	30,214	57,334
Total expenses	2,236	17,077	10,736	30,307	67,777

Loss before provision for income taxes	(2,236)	(17,025)	(10,736)	(30,288)	(67,758)

Provision for income taxes	-	-	(50)	(45)	(95)

Net loss	$(2,236)	$(17,025)	$(10,786)	$(30,333)	$(67,853)

Weighted average number of
common shares outstanding – basic	11,100,000	11,100,000	11,100,000	10,723,358

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the nine months ended		Inception
	September 30,		(January 8, 2007) to
	2009	2008	September 30, 2009
Operating activities
Net loss	$(10,786)	$(30,333)	$(67,853)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	262	93	443
Prepaid expenses and deposits	-	(17)	(750)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,465	(3,186)	(1,531)
(Decrease) Increase in accounts payable	645	(118)	754
Net cash used by operating activities	(8,414)	(33,561)	(58,937)

Investing activities
Purchase of fixed assets	-	(1,049)	(1,049)
Net cash used by investing activities	-	(1,049)	(1,049)

Financing activities
Donated capital	5,800	-	6,075
Issuances of common stock	-	39,500	54,500
Net cash provided by financing activities	5,800	39,500	60,575

Net (decrease) increase in cash	(2,614)	4,890	589
Cash – beginning	3,203	5,669	-
Cash – ending	$589	$10,559	$589

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$45	$95

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation		-	10,000,000

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

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued; no events were noted.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 did not have a material impact on our financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5 – Fixed assets

Fixed assets consisted of the following:

	September 30,	December 31,
	2009	2008
Computer equipment	$1,049	$1,049

Accumulated depreciation	(443)	(181)
	$606	$868

During the three and nine month periods ended September 30, 2009, the Company recorded depreciation expense of $88 (2008: $87) and $262 (2008: 93), respectively.

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

Through the nine months ended September 30, 2009, an officer and director of the Company donated cash in the amount of $5,800.  The entire amount is considered to be additional paid-in capital.

As of September 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Through the nine months ended September 30, 2009, an officer and director of the Company donated cash in the amount of $5,800.  The entire amount is considered to be additional paid-in capital.

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

During the three and nine month periods ended September 30, 2009 and 2008, we did not generate any revenues.  Since our inception to September 30, 2009, we recorded total revenues in the amount of $510, cost of goods sold in the amount of $491 and a resultant gross profit of $19.  Our professional contacts working in the golf industry, in the Phoenix-metropolitan region, have noticed a substantial decline in the market for golf and products associated therewith.  The observed overall number of golfers has remaining relative steady; however, the prices paid for services and products, as well as greens fees, is depressed.  We believe this softening in the overall golf industry has hampered our ability to generate revenues and realize sales in excess of our cost of goods.  We do not have any long-term agreements to supply our golf-related merchandise to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  During the three months ended September 30, 2009, we spent $2,236, consisting of $88 in depreciation expense on our computer equipment and $2,148 in general and administrative expenses.  General and administrative expenses during the quarter ended September 30, 2009 consisted of $1,000 in accounting fees and $1,148 in office expenditures.

In the comparable three month period ended September 30, 2008, we incurred $17,077 in total expenses, made up of $87 in depreciation expense and $16,990 in general and administrative expenses.  During this period, general and administrative expenses consisted primarily of $16,326 paid to various consultants for advice relating to marketing, product positioning and website redevelopment.  We had no ongoing contracts with any of the consultants and the professional fees associated therewith have been discontinued.  While we expect we may need to hire similar business consultants in the future, we are unable to predict the cost or engagement date thereof.

Aggregate operating expenses from our inception through September 30, 2009 were $67,777, of which $443 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of common stock shares issued to our two officers and directors for services rendered and $57,334 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  Since our inception, we have accumulated net losses in the amount of $67,853.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows for at least the remainder of fiscal year 2009, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of September 30, 2009, in the amount of $589, is insufficient to maintain our operations.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  Since our inception our officers and directors have contributed $6,075 in cash to finance our ongoing operations. We can not assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors.  We are also seeking at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

8-K Filed Date	Item Number

July 24, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

September 21, 2009	Amendment to Item 4.01 Change in Registrant’s Certifying Accountant

October 19, 2009	Amendment to Item 4.01 Change in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	November 16, 2009
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	November 16, 2009
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	November 16, 2009
Stephanie Lynn Erickson