Form 10-K
period 2009-12-31
Coyote Hills Golf, Inc.
filed 2010-03-25
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

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

______
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $15,000 as of March 25, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 25, 2010 was 11,100,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

COYOTE HILLS GOLF, INC.
FORM 10-K
For the year ended December 31, 2009

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties, underlying such expectations should materialize; our actual results may differ materially from those indicated by the forward-looking statements.

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

Business of Issuer

Principal Products and Principal Markets

We are an online retailer of golf-related apparel, equipment and supplies.  We primarily target male consumers aged 40 and over in the middle-to high-income ranges, among whom our management believes have the strongest interest in the game of golf.  We consider this demographic group to have sufficient disposable income, are brand conscious and typically experience a moderate to high level of pressure to be early adopters of golf equipment.  These factors make this an ideal target market for us.  Although we plan to focus the bulk of our efforts toward attracting these consumers, our management also believes that golf is growing in popularity among the younger generations and among women due to the exposure and expansion of young professional talent in popular culture.  Our management suspects this growth is occurring not just domestically, but also internationally, especially in Asian and European countries.  To capitalize on the worldwide interest in golfing, we plan to offer a variety of merchandise via the Internet.

Our product mix currently includes golf shirts, which we sell to both enthusiasts and occasional participants alike.  We outsource the printing and/or manufacture of any such garments and will not produce any item in-house.  We will not manufacture or produce any golf merchandise internally.  Antigua Group, Inc., based in Peoria, Arizona, a leading designer and marketer of sportswear, supplies our entire current inventory.  Our apparel bears the name “Coyote Hills Golf” prominently on each piece.

Mitch Powers, our President, undertakes all merchandising activities.  All products are purchased from third-party manufacturers and distributors.

Distribution Methods of the Products and Services

To fulfill customer orders for resale merchandise, we use general parcel services such as United Parcel Service, DHL and Federal Express, as well as the United States Postal Service.

Industry Background and Competition

We compete in the highly competitive and fragmented market for athletic goods and apparel in general, and for golf-related merchandise in specific.  There are a number of existing competitors selling golf products that are identical or significantly similar to those we plan to market.  Our management believes that national chains and mass-marketers that offer a large selection of merchandise compete directly, yet co-exist, with smaller companies that have a limited regional presence.  We expect to compete with a number of retailers, which can be divided into the following groups:

1.
National mass-marketers, such as Wal-Mart and Target, offer golf-related items as a small segment compared to the amalgam of products available in their stores.  These retailers usually have very limited selection and fewer major brand names and typically do not offer the customer service that is offered by specialty golf retailers.

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

3.
Specialty golf retailers include Golfsmith, Golf Galaxy and Nevada Bob's.  These retailers also include golf course pro shops that often are single-store operations.  Specialty golf stores carry the broadest selection of golf-related merchandise, provide specialized customer service and offer a range of custom golf services.

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

Significantly, all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.  Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors or golf supply retailers as the use of the Internet and other online services increases.

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

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  We do not currently provide personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future.  The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

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

Our operations depend on the efforts of Mitch Powers, our President and director, and Stephanie Erickson, our Secretary, Treasurer and director.  Neither Mr. Powers nor Ms. Erickson has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

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

Coyote Hills Golf, Inc. was formed in January 2007.  We have no demonstrable operations record on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  Coyote Hills Golf cannot guarantee that we will be successful in executing our proposed golf merchandising business.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

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

Because of pressures from competitors with more resources, Coyote Hills Golf may fail to implement its business model profitably.

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

Any change in the preferences of golf enthusiasts that we fail to anticipate could reduce the demand for the golf-related products we intend to provide.  Decisions about our focus and the specific products we plan to carry in inventory are often made in advance of distribution, and thus, in advance of consumers acquiring them.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products, excess or obsolete inventories and lower profit margins.

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

Our business depends on our ability to anticipate our needs for our as yet unidentified products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate demand and manage inventory levels, which could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Seasonality and fluctuations in our business could make it difficult for you to evaluate our operations on a period-by-period basis.

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

Both of our officers and directors are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mr. Powers or Ms. Erickson may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of our officers to other pursuits without a sufficient warning we may, consequently, go out of business.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

No Director, officer, significant employee, or consultant of Coyote Hills Golf, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activity.

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

Holders

As of the date of this annual report, Coyote Hills Golf, Inc. has approximately 11,100,000 shares of $0.001 par value common stock issued and outstanding held by three shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

Coyote Hills Golf, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Coyote Hills Golf intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Coyote Hills Golf’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

In January 2007, we issued 5,000,000 shares of our common stock to Stephanie Lynn Erickson, our founding shareholder and an officer and director.  We issued another 5,000,000 shares of our common stock to Mitch Powers, another founding shareholder and an officer and director.   These sales of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholders on our behalf in the combined amount of $10,000.  Both received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Ms. Erickson and Mr. Powers had fair access to and were in possession of all available material information about our company, as they are officers and directors of Coyote Hills Golf, Inc.  The shares bear a restrictive transfer legend.  Based on these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

To date, we purchased $4,085 in beginning inventory, consisting of golf apparel for men and women.  With the website at www.CoyoteHillsGolf.net functional and with saleable inventory on-hand, we began to realize sales during the third quarter of 2008.  In the year ended December 31, 2009, we did not generate any revenues.  In the prior year ended December 31, 2008, we generated total revenues of $510.  Sales since our formation on January 8, 2007 to December 31, 2009 were $510.  We do not have any long-term agreements to supply our apparel to any one customer.  We have no recurring customers and have no ongoing revenue sources.

We had no sales in the year ended December 31, 2009, therefore we did not record any cost of sales.  In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $491 during the year ended December 31, 2008.  This amount represents a gross margin of approximately 4% on sales of our products and resulted in a gross profit of $19 during such period.  Since our inception to December 31, 2009, cost of goods sold totaled $491.  After factoring in cost of goods sold, our gross profit was $19, for a historical gross margin of 4%.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the year ended December 31, 2009, total expenses were $12,690, comprised of $349 in depreciation expense on our computer equipment and $12,341 in general and administrative costs.  During the year ended December 31, 2008, we spent $38,067, consisting of $181 in depreciation expense and $37,886 in general and administrative expenses.  Aggregate operating expenses from our inception through December 31, 2009 were $69,731, of which $530 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares of common stock issued to our two officers/directors for services rendered and $59,201 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year ended December 31, 2009, we recorded a provision for income taxes of $50, related to the minimum tax payable to the State of Arizona.  Comparatively, we recorded a provision for income taxes in the amount of $45 in the year ended December 31, 2008.  Since our inception to December 31, 2009, we recorded total provisions for income taxes of $95.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the year ended December 31, 2009, we incurred a net loss of $12,740, compared to a net loss of $38,093 in the year ended December 31, 2008.  Since our inception, we have accumulated net losses in the amount of $69,807.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows through at least fiscal year 2010, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of December 31, 2009, in the amount of $264, is insufficient to maintain our operations for the next approximately 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Coyote Hills Golf, Inc.
Mesa, AZ

We have audited the accompanying balance sheets of Coyote Hills Golf, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (January 8, 2007) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Hills Golf, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (January 8, 2007) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 16, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

Coyote Hills Golf, Inc.
(a Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008
Assets

Current assets:
Cash	$264	$3,203
Inventory	1,051	2,996
Prepaid expenses and current deposits	1,034	750
Total current assets	2,349	6,949

Fixed assets, net of accumulated depreciation of $530
and $181 as of 12/31/09 and 12/31/08, respectively	519	868

Total assets	$2,868	$7,817

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$109
Total current liabilities	500	109

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 and 10,300,000 shares
issued and outstanding as of 12/31/09 and 12/31/08	11,100	11,100
Additional paid-in capital	61,075	53,675
(Deficit) accumulated during development stage	(69,807)	(57,067)
Total stockholders’ equity	2,368	7,708

Total liabilities and stockholders’ equity	$2,868	$7,817

The accompanying notes are an integral part of these financial statements.

F2

Coyote Hills Golf, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		January 8, 2007
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Revenue	$-	$510	$510
Cost of sales	-	491	491

Gross profit	-	19	19

Expenses:
Depreciation expense	349	181	530
Executive compensation	-	-	10,000
General and administrative expenses	12,341	37,886	59,201
Total expenses	12,690	38,067	69,731

Loss before provision for income taxes	(12,690)	(38,048)	(69,712)

Provision for income taxes	(50)	(45)	(95)

Net loss	$(12,740)	$(38,093)	$(69,807)

Weighted average number of
common shares outstanding - basic	11,100,000	10,818,033

Net loss per share-basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Coyote Hills Golf, Inc.
(a Development Stage Company)
Statements of Stockholders’ Equity

					(Deficit)
			Additional		Accumulated	Total
	Common Stock		Paid-in	Subscriptions	During	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

January 12, 2007
Additional paid-in capital	-	$-	$175	$-	$-	$175

January 12, 2007
Founders’ shares
issued for services
$0.001 per share	10,000,000	10,000	-	-	-	10,000

February 8, 2007
Additional paid-in capital	-	-	100	-	-	100

March 28, 2007
Subscriptions receivable
$0.05 per share	300,000	300	14,700	(15,000)	-	-

April 3, 2007
Subscriptions receivable	-	-	-	15,000	-	15,000

Net loss	-	-	-	-	(18,974)	(18,974)

Balance, December 31, 2007	10,300,000	$10,300	$14,975	$15,000	$(18,974)	$6,301

May 8, 2008
Issued for cash
$0.05 per share	800,000	800	38,700	-	-	39,500

Net loss	-	-	-	-	(38,093)	(38,093)

Balance, December 31, 2008	11,100,000	$11,100	$53,675	$-	$(57,067)	$7,708

Donated capital	-	-	7,400	-	-	7,400

Net loss	-	-	-	-	(12,740)	(12,740)

Balance, December 31, 2009	11,100,000	$11,100	$61,075	$-	$(69,807)	$2,368

The accompanying notes are an integral part of these financial statements.

F4

Coyote Hills Golf, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the years ended		January 8, 2007
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Operating activities
Net loss	$(12,740)	$(38,093)	$(69,807)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	349	181	530
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and deposits	(284)	-	(1,034)
(Increase) in inventory	1,945	(2,996)	(1,051)
(Decrease) increase in accounts payable	391	(9)	500
Net cash used by operating activities	(10,339)	(40,917)	(60,862)

Investing activities
Purchase of fixed assets	-	(1,049)	(1,049)
Net cash used by investing activities	-	(1,049)	(1,049)

Financing activities
Donated capital	7,400	-	7,675
Issuances of common stock	-	39,500	54,500
Net cash provided by investing activities	7,400	39,500	62,175

Net increase (decrease) in cash	(2,939)	(2,466)	264
Cash – beginning	3,203	5,669	-
Cash – ending	$264	$3,203	$264

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

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

The business of the Company is to sell golf apparel and equipment via the Internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

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

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Coyote Hills Golf, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising and merchandising allowance as incurred.  As of December 31, 2009 and 2008, the total merchandising allowance incurred by the Company was $1,945 and $631, respectively.

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 and $491 during the years ended December 31, 2009 and 2008, respectively.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

General and administrative expenses
The significant components of general and administrative expenses consist solely of legal and professional fees.

F7

Coyote Hills Golf, Inc.
(a Development Stage Company)
Notes to Financial Statements

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, “Generally Accepted Accounting Principles.”  FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105-10 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10, “Transfers of and Servicing”, which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 “Subsequent Events,” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on our financial statements.

Note 3 - Going concern

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
F8

Coyote Hills Golf, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 4 – Fixed assets

Fixed assets consisted of the following:

	December 31,
	2009	2008
Computer equipment	$1,049	$1,049

Accumulated depreciation	(530)	(181)
	$519	$868

During the years ended December 31, 2009 and 2008, the Company recorded depreciation expense of $349 and $181, respectively.

Note 5 – Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $69,807 and $57,067 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027.  The provision for income taxes consisted of the following components for the year ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	24,432	19,973
Valuation allowance	(24,432)	(19,973)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $24,432 and $19,973, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009:

2009 & 2008

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

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

Through the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $7,400.  The entire amount is considered to be additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Note 9 –Subsequent Events

The Company has evaluated subsequent events through March 5, 2010, the date the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

F10

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

Our Board of Directors were advised by De Joya Griffith & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 De Joya Griffith & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2009, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
Mitch Powers	41	President, CEO and Director
Stephanie Erickson	38	Secretary, Treasurer and Director

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2009, we received no recommendation for Directors from our stockholders.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Mitch Powers	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

Stephanie Erickson	2009	0	0	0	0	0	0	0	0
Secretary and Treasurer	2008	0	0	0	0	0	0	0	0

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as a director of our company.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Mitch Powers, President and CEO	5,000,000	45%

	Stephanie Erickson, Secretary/Treasurer and CFO	5,000,000	45%

	All Directors and Officers as a group (2 persons)	10,000,000	90%

Notes:

1.	The address for Mitch Powers and Stephanie Erickson is c/o Coyote Hills Golf, Inc., 711 N. 81st Place, Mesa, AZ 85207.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 12, 2007, Mitch Powers, our President and Director, paid for incorporation fees in the amount of $175 on our behalf.

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

On February 8, 2007, Ms. Erickson donated cash in the amount of $100.

Through the year ended December 31, 2009, Mitch Powers, an officer and director of the Company, donated cash in the amount of $7,400.  The entire amount has been donated and is not expected to be repaid.

Additionally, we use office space and services provided without charge by Ms. Erickson, our Secretary, Treasurer and Director.

Director Independence

The Board of Directors has concluded that our directors Mitch Powers and Stephanie Erickson, are not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$6,750	$6,050
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$6,750	$6,050

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

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

COYOTE HILLS GOLF, INC.
(Registrant)

By: /s/ Mitch Powers, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Mitch Powers	President, CEO and Director	March 25, 2010
Mitch Powers

/s/ Stephanie Erickson	Chief Financial Officer	March 25, 2010
Stephanie Erickson

/s/ Stephanie Erickson	Chief Accounting Officer	March 25, 2010
Stephanie Erickson