Form 10-Q
period 2010-03-31
Coyote Hills Golf, Inc.
filed 2010-05-13
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

__________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at May 13, 2010)

COYOTE HILLS GOLF, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on March 25, 2010.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$243	$264
Inventory	1,051	1,051
Prepaid expenses and current deposits	1,034	1,034
Total current assets	2,328	2,349

Fixed assets, net of accumulated depreciation of $617 and
$530 as of 3/31/2010 and 12/31/2009, respectively	432	519

Total assets	$2,760	$2,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,119	$500
Total current liabilities	1,119	500

Total liabilities	1,119	500

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 3/31/2010 and 12/31/2009, respectively	11,100	11,100
Additional paid-in capital	66,575	61,075
Deficit accumulated during development stage	(76,034)	(69,807)
Total stockholder’s equity	1,641	2,368

Total liabilities and stockholders’ equity	$2,760	$2,868

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	For the three months ended		Inception
	March 31,		(January 8, 2007) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$510
Cost of goods sold	-	-	491

Gross profit	-	-	19

Expenses:
General and administrative expenses	6,090	5,066	65,291
Depreciation expense	87	87	617
Executive compensation	-	-	10,000
Total expenses	6,177	5,153	75,908

Loss before provision for income taxes	(6,177)	(5,153)	(75,889)

Provision for income taxes	(50)	(50)	(145)

Net loss	$(6,227)	$(5,203)	$(76,034)

Weighted average number of
common shares outstanding – basic	11,100,000	11,100,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	For the three months ended				Inception
	March 31,				(January 8, 2007) to
	2010		2009		March 31, 2010
Operating activities
Net loss		$(6,227)		$(5,203)	$(76,034)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for executive compensation		-		-	10,000
Depreciation expense		87		87	617
Changes in operating assets and liabilities:
Prepaid expenses and deposits		-		-	(1,034)
(Increase) in inventory		-		315	(1,051)
(Decrease) increase in accounts payable		619		712	1,119
Net cash used by operating activities		(5,521)		(4,089)	(66,383)

Investing activities
Purchase of fixed assets		-		-	(1,049)
Net cash used by investing activities		-		-	(1,049)

Financing activities
Donated capital		5,500		1,000	13,175
Issuances of common stock		-		-	54,500
Net cash provided by financing activities		5,500		1,000	67,675

Net increase (decrease) in cash		(21)		(3,089)	243
Cash – beginning		264		3,203	-
Cash – ending		$243		$114	$243

Supplemental disclosures:
Interest paid		$-		$-	$-
Income taxes paid	$		$		$

Non-cash transactions:
Shares issued for executive compensation		$-		$-	$10,000
Number of shares issued for executive compensation				-	10,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $76,034 as of March 31, 2010.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 4 –Accounting policies and procedures

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2010.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5-Fixed assets

Fixed assets consisted of the following:

	March 31,	December 31,
	2010	2009
Computer equipment	$1,049	$1,049

Accumulated depreciation	(617)	(530)
	$432	$519

During the three month periods ended March 31, 2010 and 2009, the Company recorded depreciation expense of $87 and $87, respectively.

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

On July 23, 2009, an officer and director of the Company donated cash in the amount of $2,600.  The entire amount is considered to be additional paid-in capital.

On October 13, 2009, an officer and director of the Company donated cash in the amount of $1,600.  The entire amount is considered to be additional paid-in capital.

On February 3, 2010, an officer and director of the Company donated cash in the amount of $5,500.  The entire amount is considered to be additional paid-in capital.

As of March 31, 2010, there have been no other issuances of common stock.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 7 – Warrants and options

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

On January 12, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

From inception through March 31, 2010, an officer and director of the Company donated cash in the amount of $13,175.  The entire amount is considered to be additional paid-in capital.

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

Management’s Discussion and Results of Operation

Coyote Hills Golf, Inc. was incorporated in Nevada on January 8, 2007.  We are a retailer of golf-related apparel, equipment and supplies, primarily targeting male consumers aged 40 and over in the middle- to high-income ranges.  We consider this demographic group to have sufficient disposable income, to be brand conscious and typically experience a moderate to high level of pressure to be early adopters of golf equipment.  These factors make this an ideal target market for us.

To date, we purchased $4,085 in beginning inventory, consisting of golf apparel for men and women.  We began to realize sales during the third quarter of 2008.  In the three month periods ended March 31, 2010 and 2009, we did not generate any revenues.  Sales since our formation on January 8, 2007 to March 31, 2010 were $510.  In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $491.  This amount represents a historical gross margin of approximately 4% on sales of our products and resulted in a gross profit of $19.  After factoring in cost of goods sold, our gross profit was $19 from the period from our inception to March 31, 2010.  We do not have any long-term agreements to supply our apparel to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the three months ended March 31, 2010, total expenses were $6,177, comprised of $87 in depreciation expense on our computer equipment and $6,090 in general and administrative costs.  During the comparable period ended March 31, 2009, we spent $5,153, consisting of $87 in depreciation expense and $5,066 in general and administrative expenses.  Our expenditures have historically varied materially from period-to-period and our management cautions that any change in such cannot be relied upon to predict trends or developments in our operational direction.

Aggregate operating expenses from our inception through March 31, 2010 were $75,908, of which $617 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares of common stock issued to our two officers/directors for services rendered and $65,291 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the quarter ended March 31, 2010, we recorded a provision for income taxes of $50, related to the minimum tax payable to the State of Arizona.  Comparatively, we recorded a provision for income taxes in the amount of $50 in the period ended March 31, 2009.  Since our inception to March 31, 2010, we recorded total provisions for income taxes of $145.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the three months ended March 31, 2010, we incurred a net loss of $6,227, compared to a net loss of $5,203 in the comparable three month period ended March 31, 2009.  Since our inception, we have accumulated net losses in the amount of $76,034.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through March 31, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows through at least fiscal year 2010, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of March 31, 2010, in the amount of $243, is insufficient to maintain our operations.  If we do not generate sufficient revenues and cash flows to support our operations, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	May 13, 2010
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	May 13, 2010
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	May 13, 2010
Stephanie Lynn Erickson