Form 10-Q
period 2010-06-30
Coyote Hills Golf, Inc.
filed 2010-08-10
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

_____________
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if ay, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at August 10, 2010)

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

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$303	$264
Inventory	468	1,051
Prepaid expenses and current deposits	868	1,034
Total current assets	1,639	2,349

Fixed assets, net of accumulated depreciation of $705 and
$530 as of 6/30/2010 and 12/31/2009, respectively	344	519

Total assets	$1,983	$2,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$619	$500
Total current liabilities	619	500

Total liabilities	619	500

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 6/30/2010 and 12/31/2009, respectively	11,100	11,100
Additional paid-in capital	69,075	61,075
Deficit accumulated during development stage	(78,811)	(69,807)
Total stockholder’s equity	1,364	2,368

Total liabilities and stockholders’ equity	$1,983	$2,868

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(January 8, 2007) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$510
Cost of goods sold	-	-	-	-	491

Gross profit	-	-	-	-	19

Expenses:
Depreciation expense	88	88	175	175	705
Executive compensation	-	-	-	-	10,000
General and administrative expenses	2,689	3,260	8,779	8,326	67,980
Total expenses	2,777	3,348	8,954	8,501	78,685

Loss before provision for income taxes	(2,777)	(3,348)	(8,954)	(8,501)	(78,666)

Provision for income taxes	-	-	(50)	(50)	(145)

Net loss	$(2,777)	$(3,348)	$(9,004)	$(8,551)	$(78,811)

Weighted average number of
common shares outstanding – basic	11,100,000	11,100,000	11,100,000	11,100,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the six months ended		Inception
	June 30,		(January 8, 2007) to
	2010	2009	June 30, 2010
Operating activities
Net loss	$(9,004)	$(8,551)	$(78,811)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	175	175	705
Changes in operating assets and liabilities:
Prepaid expenses and deposits	166	-	(868)
(Increase) decrease in inventory	583	1,465	(468)
Increase in accounts payable	119	585	619
Net cash used by operating activities	(7,961)	(6,326)	(68,823)

Investing activities
Purchase of fixed assets	-	-	(1,049)
Net cash used by investing activities	-	-	(1,049)

Financing activities
Donated capital	8,000	3,200	15,675
Issuances of common stock	-	-	54,500
Net cash provided by financing activities	8,000	3,200	70,175

Net increase (decrease) in cash	39	(3,126)	303
Cash – beginning	264	3,203	-
Cash – ending	$303	$77	$303

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$50	$145

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Financial Statements
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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $78,811 as of June 30, 2010.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
Notes to Financial Statements
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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2010.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

Note 5-Fixed assets

Fixed assets consisted of the following:

	June 30,	December 31,
	2010	2009
Computer equipment	$1,049	$1,049

Accumulated depreciation	(705)	(530)
	$344	$519

During the three and six month periods ended June 30, 2010, the Company recorded depreciation expense of $88 (2009: $88) and $175 (2009: $175), respectively.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

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

On April 27, 2010, an officer and director of the Company donated cash in the amount of $2,500.  The entire amount is considered to be additional paid-in capital.

As of June 30, 2010, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 8 – Related party transactions

On January 12, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

From inception through June 30, 2010, an officer and director of the Company donated cash in the amount of $15,675.  The entire amount is considered to be additional paid-in capital.

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

To date, we purchased $4,085 in beginning inventory, consisting of golf apparel for men and women.  We began to realize sales during the third quarter of 2008.  In the three and six month periods ended June 30, 2010 and 2009, we did not generate any revenues.  Sales since our formation on January 8, 2007 to June 30, 2010 were $510.  In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $491.  This amount represents a historical gross margin of approximately 4% on sales of our products and resulted in a gross profit of $19.  After factoring in cost of goods sold, our gross profit was $19 from the period from our inception to June 30, 2010.  We do not have any long-term agreements to supply our apparel to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the three months ended June 30, 2010, total expenses were $2,777, comprised of $88 in depreciation expense on our computer equipment and $2,689 in general and administrative costs.  During the comparable period ended June 30, 2009, we spent $3,348, consisting of $88 in depreciation expense and $3,260 in general and administrative expenses.  Our expenditures have historically varied materially from period-to-period and our management cautions that any change in such cannot be relied upon to predict trends or developments in our operational direction.

During the six month period ended June 30, 2010, total expenses were $8,954, consisting of $175 in depreciation expense and $8,779 in general and administrative costs.  In comparison, we incurred total expenses of $8,501 in the six months ended June 30, 2009, of which $175 consists of depreciation and $8,326 is attributable to general and administrative expenses.

Aggregate operating expenses from our inception through June 30, 2010 were $78,685, of which $705 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares of common stock issued to our two officers/directors for services rendered and $67,980 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the quarters ended June 30, 2010 and 2009, we did not record any provision for income taxes.  In the six months ended June 30, 2010 and 2009, provision for income taxes amounted to $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  Since our inception to June 30, 2010, we recorded total provisions for income taxes of $145.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the three months ended June 30, 2010, we incurred a net loss of $2,777, compared to a net loss of $3,348 in the comparable three month period ended June 30, 2009.  In the six month period ended June 30, 2010, our net loss totaled $9,004, compared to a net loss of $8,551 for the six month period ended June 30, 2009.  Since our inception, we have accumulated net losses in the amount of $78,811.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through June 30, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows through at least fiscal year 2010, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of June 30, 2010, in the amount of $303, is insufficient to maintain our operations.  If we do not generate sufficient revenues and cash flows to support our operations, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	August 10, 2010
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	August 10, 2010
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	August 10, 2010
Stephanie Lynn Erickson