Form 10-Q
period 2010-09-30
Coyote Hills Golf, Inc.
filed 2010-11-12
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

_______________
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at November 12, 2010)

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

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$703	$264
Inventory	-	1,051
Prepaid expenses and current deposits	118	1,034
Total current assets	821	2,349

Fixed assets, net of accumulated depreciation of $793 and
$530 as of 9/30/2010 and 12/31/2009, respectively	256	519

Total assets	$1,007	$2,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$500
Total current liabilities	500	500

Total liabilities	500	500

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 9/30/2010 and 12/31/2009, respectively	11,100	11,100
Additional paid-in capital	71,075	61,075
Deficit accumulated during development stage	(81,598)	(69,807)
Total stockholder’s equity	577	2,368

Total liabilities and stockholders’ equity	$1,007	$2,868

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(January 8, 2007) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$510
Cost of goods sold	-	-	-	-	491

Gross profit	-	-	-	-	19

Expenses:
Depreciation expense	88	88	262	262	793
Executive compensation	-	-	-	-	10,000
General and administrative expenses	2,231	2,148	11,010	10,474	70,211
Total expenses	2,319	2,236	11,272	10,736	81,004

Other expense:
Impairment expense	468	-	468	-	468
Total other expense	468	-	468	-	468

Loss before provision for income taxes	(2,787)	(2,236)	(11,740)	(10,736)	(81,453)

Provision for income taxes	-	-	(50)	(50)	(145)

Net loss	$(2,787)	$(2,236)	$(11,790)	$(10,786)	$(81,598)

Weighted average number of
common shares outstanding – basic	11,100,000	11,100,000	11,100,000	11,100,000

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the nine months ended		Inception
	September 30,		(January 8, 2007) to
	2010	2009	September 30, 2010
Operating activities
Net loss	$(11,790)	$(10,786)	$(81,598)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	262	262	793
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposits	916	-	(118)
Decrease in inventory	1,051	1,465	-
Increase in accounts payable	-	654	500
Net cash used by operating activities	(9,561)	(8,405)	(70,423)

Investing activities
Purchase of fixed assets	-	-	(1,049)
Net cash used by investing activities	-	-	(1,049)

Financing activities
Donated capital	10,000	5,800	17,675
Issuances of common stock	-	-	54,500
Net cash provided by financing activities	10,000	5,800	72,175

Net increase (decrease) in cash	439	(2,605)	703
Cash – beginning	264	3,203	-
Cash – ending	$703	$598	$703

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$50	$145

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $81,598 as of September 30, 2010.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Inventory
Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis.  The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively impact the utility of the Company’s inventory, it may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

During the three months ended September 30, 2010, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $468 was charged against operations in 2010 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially differ from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

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

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 4 –Accounting policies and procedures (continued)

Recent Accounting Pronouncements (continued)
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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are affecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company evaluated all of the other recent accounting updates through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited
Note 5-Fixed assets

Fixed assets consisted of the following:

	September 30,	December 31,
	2010	2009
Computer equipment	$1,049	$1,049

Accumulated depreciation	(793)	(530)
	$256	$519

During the three and nine month periods ended September 30, 2010 and 2009, the Company recorded depreciation expense of $88 (2009: $88) and $262 (2009: $262), respectively.

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

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 6 – Stockholders’ equity (continued)

On February 3, 2010, an officer and director of the Company donated cash in the amount of $5,500.  The entire amount is considered to be additional paid-in capital.

On April 27, 2010, an officer and director of the Company donated cash in the amount of $2,500.  The entire amount is considered to be additional paid-in capital.

On July 19, 2010, an officer and director of the Company donated cash in the amount of $2,000.  The entire amount is considered to be additional paid-in capital.

As of September 30, 2010, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

On January 12, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

From inception through September 30, 2010, an officer and director of the Company donated cash in the amount of $17,675.  The entire amount is considered to be additional paid-in capital.

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

To date, we purchased $4,085 in beginning inventory, consisting of golf apparel for men and women.  We began to realize sales during the third quarter of 2008.  In the three and nine month periods ended September 30, 2010 and 2009, we did not generate any revenues.  Sales since our formation on January 8, 2007 to September 30, 2010 were $510.  In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $491.  This amount represents a historical gross margin of approximately 4% on sales of our products and resulted in a gross profit of $19.  After factoring in cost of goods sold, our gross profit was $19 for the period from our inception to September 30, 2010.  We do not have any long-term agreements to supply our apparel to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the three months ended September 30, 2010, total expenses were $2,319, comprised of $88 in depreciation expense on our computer equipment and $2,231 in general and administrative costs.  During the comparable period ended September 30, 2009, total expenses were $2,236, consisting of $88 in depreciation expense and $2,148 in general and administrative expenses.  Our expenditures have historically varied materially from period-to-period and our management cautions that any change in such cannot be relied upon to predict trends or developments in our operational direction.

During the nine month period ended September 30, 2010, total expenses were $11,272, consisting of $262 in depreciation expense and $11,010 in general and administrative costs.  In comparison, we incurred total expenses of $10,736 in the nine months ended September 30, 2009, of which $262 consists of depreciation and $10,474 is attributable to general and administrative expenses.

Aggregate operating expenses from our inception through September 30, 2010 were $81,004, of which $793 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares of common stock issued to our two officers/directors for services rendered and $70,211 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

For the period ended September 30, 2010, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand, obsolescence and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, as of September 30, 2010, we recorded a provision for inventory losses of $468.  We did not record any impairment to inventory during the three and nine month periods ended September 30, 2009.  Total inventory impairment since our inception to September 31, 2010 is $468.  As a result of this write down of existing inventory, we no longer have any saleable products.

During the quarters ended September 30, 2010 and 2009, we did not record any provision for income taxes.  In the nine months ended September 30, 2010 and 2009, provision for income taxes amounted to $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  Since our inception to September 30, 2010, we recorded total provisions for income taxes of $145.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the three months ended September 30, 2010, we incurred a net loss of $2,787, compared to a net loss of $2,236 in the comparable three month period ended September 30, 2009.  In the nine month period ended September 30, 2010, our net loss totaled $11,790, compared to a net loss of $10,786 for the nine month period ended September 30, 2009.  Since our inception, we have accumulated net losses in the amount of $81,598.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through September 30, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $40,000 sales in the next 12 months.  Unfortunately, without saleable inventory on hand, we cannot guarantee that we will generate any additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next twelve months to assist us in reaching our goal of $40,000 in sales.

Our management expects that we will experience net cash out-flows through at least fiscal year 2010, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of September 30, 2010, in the amount of $703, is insufficient to maintain our operations.  If we do not generate sufficient revenues and cash flows to support our operations, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	November 12, 2010
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	November 12, 2010
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	November 12, 2010
Stephanie Lynn Erickson