Form 10-K
period 2010-12-31
Coyote Hills Golf, Inc.
filed 2011-03-28
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

____________
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $15,000 as of June 30, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 28, 2011 was 11,100,000.

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
For the year ended December 31, 2010

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

Business of Issuer

Principal Products and Principal Markets

We are attempting to establish ourselves as an online retailer of golf-related apparel, equipment and supplies.  We will primarily target male consumers aged 40 and over in the middle-to high-income ranges, among whom our management believes have the strongest interest in the game of golf.  We consider this demographic group to have sufficient disposable income, are brand conscious and typically experience a moderate to high level of pressure to be early adopters of golf equipment.  These factors make this an ideal target market for us.  Although we plan to focus the bulk of our efforts toward attracting these consumers, our management also believes that golf is growing in popularity among the younger generations and among women due to the exposure and expansion of young professional talent in popular culture.  Our management suspects this growth is occurring not just domestically, but also internationally, especially in Asian and European countries.  To capitalize on the worldwide interest in golfing, we plan to offer a variety of merchandise via the Internet.

Our anticipated product mix may include golf shirts, which we sell to both enthusiasts and occasional participants alike.  We plan to outsource the printing and/or manufacture of any such garments and will not produce any item in-house.  We will not manufacture or produce any golf merchandise internally.  Antigua Group, Inc., based in Peoria, Arizona, a leading designer and marketer of sportswear, supplies our entire current inventory.  Our apparel bears the name “Coyote Hills Golf” prominently on each piece.

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

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

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

We have limited capital resources.  To date, we have not generated positive cash inflows from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling a variety of golf merchandise to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of pressures from competitors with more resources, Coyote Hills Golf may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We expect to compete with many companies in the golf product niche, or the market for golf merchandise in general, such as Cutter & Buck, Ashworth, Dick’s Sporting Goods and the numerous pro shops located at golf courses around the nation.  Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those that we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

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

In the years ended December 31, 2010 and 2009, we did not generate any revenues.  Sales since our formation on January 8, 2007 to December 31, 2010 were $510.  We do not have any long-term agreements to supply our apparel to any one customer.  We have no recurring customers and have no ongoing revenue sources.

We had no sales in the years ended December 31, 2010 and 2009, therefore we did not record any cost of sales.  Since our inception to December 31, 2010, cost of goods sold totaled $491.  After factoring in cost of goods sold, our gross profit was $19, for a historical gross margin of 4%.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the year ended December 31, 2010, we spent $13,586, consisting of $349 in depreciation expense, impairment expense of $468 related to the write down of existing inventory due to management’s assessment of obsolescence and $12,769 in general and administrative expenses.  General and administrative expenses primarily consisted of $8,325 in accounting fees related to the SEC periodic reporting requirements, $2,397 in office expenses and $2,047 in legal and professional fees.

In the year ended December 31, 2009, total expenses were $12,690, comprised of $349 in depreciation expense on our computer equipment and $12,341 in general and administrative costs.  General and administrative expenses during the period primarily consisted of $6,750 in accounting fees related to the SEC periodic reporting requirements, $4,002 in office expenses and $1,589 in legal and professional fees.

Aggregate operating expenses from our inception through December 31, 2010 were $83,317, of which $879 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares of common stock issued to our two officers/directors for services rendered, $71,970 in general and administrative expenses related to the execution of our business plan and $468 in expenses related to the impairment of our inventory.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the years ended December 31, 2010 and 2009, we recorded a provision for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  Since our inception to December 31, 2010, we recorded total provisions for income taxes of $145.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the year ended December 31, 2010, we incurred a net loss of $13,636, compared to a net loss of $12,740 in the year ended December 31, 2009.  Since our inception, we have accumulated net losses in the amount of $83,443.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $50,000 sales in the next 12 months.  Unfortunately, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next twelve months to assist us in reaching our goal of $50,000 in sales.

Our management expects that we will experience net cash out-flows through at least fiscal year 2011, given the developmental nature of our business.  We have only recently begun to accumulate an inventory of golf-related merchandise for sale and have not yet developed any advertising or marketing campaign to generate awareness of our brand and website.  We believe that our cash on hand as of December 31, 2010, in the amount of $244, is insufficient to maintain our operations for the next approximately 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Coyote Hills Golf, Inc.

We have audited the accompanying balance sheets of Coyote Hills Golf, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009 and from inception (January 8, 2007) to December 31, 2010. Coyote Hills Golf, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Hills Golf, Inc (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the period ended December 31, 2010 and 2009 and from inception (January 8, 2007) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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
March 21, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

Coyote Hills Golf, Inc.
(A Development Stage Company)
Balance Sheets
(Audited)

	December 31,
	2010	2009
Assets

Current assets:
Cash	$244	$264
Inventory	-	1,051
Prepaid expenses and current deposits	118	1,034
Total current assets	362	2,349

Fixed assets, net	170	519

Total assets	$532	$2,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$500

Total current liabilities	500	500

Total liabilities	500	500

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 and 11,100,000 shares
issued and outstanding as of 12/31/10 and 12/31/09	11,100	11,100
Additional paid-in capital	72,375	61,075
(Deficit) accumulated during development stage	(83,443)	(69,807)
Total stockholders’ equity	32	2,368

Total liabilities and stockholders’ equity	$532	$2,868

The accompanying notes are an integral part of these financial statements.

F2

Coyote Hills Golf, Inc.
(A Development Stage Company)
Statements of Operations
(Audited)

	For the years ended		From Inception
	December 31,		(January 8, 2007) to
	2010	2009	December 31, 2010

Revenue	$-	$-	$510
Cost of sales	-	-	491

Gross profit	-	-	19

Expenses:
Depreciation expense	349	349	879
Executive compensation	-	-	10,000
General and administrative expenses	12,769	12,341	71,970
Impairment expense	468	-	468
Total expenses	13,586	12,690	83,317

Loss before provision for income taxes	(13,586)	(12,690)	(83,298)

Provision for income taxes	(50)	(50)	(145)

Net loss	$(13,636)	$(12,740)	$(83,443)

Weighted average number of
common shares outstanding - basic	11,100,000	11,100,000

Net loss per share-basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Coyote Hills Golf, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
From Inception (January 8, 2007) to December 31, 2010
(Audited)

					(Deficit)
			Additional		Accumulated	Total
	Common Stock		Paid-in	Subscriptions	During	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

January 12, 2007
Additional paid-in capital	-	$-	$175	$-	$-	$175

January 12, 2007
Founders’ shares
issued for services
$0.001 per share	10,000,000	10,000	-	-	-	10,000

February 8, 2007
Additional paid-in capital	-	-	100	-	-	100

March 28, 2007
Subscriptions receivable
$0.05 per share	300,000	300	14,700	(15,000)	-	-

April 3, 2007
Subscriptions receivable	-	-	-	15,000	-	15,000

Net loss
Inception (January 8, 2007)
to December 31, 2007	-	-	-	-	(18,974)	(18,974)

Balance, December 31, 2007	10,300,000	10,300	14,975	15,000	(18,974)	6,301

May 8, 2008
Issued for cash
$0.05 per share	800,000	800	38,700	-	-	39,500

Net loss
For the year ended
December 31, 2008	-	-	-	-	(38,093)	(38,093)

Balance, December 31, 2008	11,100,000	11,100	53,675	-	(57,067)	7,708

Donated capital	-	-	7,400	-	-	7,400

Net loss
For the year ended
December 31, 2009	-	-	-	-	(12,740)	(12,740)

Balance, December 31, 2009	11,100,000	11,100	61,075	-	(69,807)	2,368

Donated capital	-	-	11,300	-	-	11,300

Net loss
For the year ended
December 31, 2010	-	-	-	-	(13,636)	(13,636)

Balance, December 31, 2010	11,100,000	$11,100	$72,375	$-	$(83,443)	$32

The accompanying notes are an integral part of these financial statements.

F4

Coyote Hills Golf, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	For the years ended		Inception
	December 31,		(January 8, 2007) to
	2010	2009	December 31, 2010

Operating activities
Net loss	$(13,636)	$(12,740)	$(83,443)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	349	349	879
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposits	916	(284)	(118)
Decrease in inventory	1,051	1,945	-
Increase in accounts payable	-	391	500
Net cash used by operating activities	(11,320)	(10,339)	(72,182)

Investing activities
Purchase of fixed assets	-	-	(1,049)
Net cash used by investing activities	-	-	(1,049)

Financing activities
Donated capital	11,300	7,400	18,975
Issuances of common stock	-	-	54,500
Net cash provided by investing activities	11,300	7,400	73,475

Net increase (decrease) in cash	(20)	(2,939)	244
Cash – beginning of the year	264	3,203	-
Cash – end of the year	$244	$264	$244

Supplemental disclosures
Income taxes paid	$50	$50	$145

Non-cash transactions
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

F5

Coyote Hills Golf, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 1 – History and organization of the company

The Company was organized January 8, 2007 (Date of Inception) under the laws of the State of Nevada, as Coyote Hills Golf, Inc.  The Company is authorized to issue up to 100,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to sell golf apparel and equipment via the Internet.  The Company has not commenced its plans of operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Basis of Presentation:
The financial statements present the balance sheet, statement of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

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

During the period ended December 31, 2010, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $468 was charged against operations in 2010 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially differ from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Balance of inventory as on December 31, 2010 and 2009 was $ 0 and $1,051.

F6

Coyote Hills Golf, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 2 – Accounting policies and procedures (continued)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the amount of fees to be paid by the customer is fixed or determinable; (3) the product has been provided to the customer; and (4) the collection of our fees is probable.  The Company will record revenue when it is realizable and earned and the product has been shipped to the customer.

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 and $0 during the years ended December 31, 2010 and 2009, respectively.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2010 and 2009.

General and administrative expenses
The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2010 and 2009.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

F7

Coyote Hills Golf, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2009, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $83,443 and $69,807 as of December 31, 2010 and 2009, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

F8

Coyote Hills Golf, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 4 – Fixed assets

Fixed assets consisted of the following:

	December 31,
	2010	2009
Computer equipment	$1,049	$1,049

Accumulated depreciation	(880)	(530)
	$169	$519

During the years ended December 31, 2010 and 2009, the Company recorded depreciation expense of $349 and $349, respectively.

Note 5 – Income taxes

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2010 and 2009, the Company had approximately $83,443 and $69,807 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	29,205	24,433
Valuation allowance	(29,205)	(24,433)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $29,205 and $24,433, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2010 & 2009

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

F9

Coyote Hills Golf, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

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

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $7,400.  The entire amount is considered to be additional paid-in capital.

During the year ended December 31, 2010, an officer and director of the Company donated cash in the amount of $11,300.  The entire amount is considered to be additional paid-in capital.

As of December 31, 2010, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $7,400.  The entire amount is considered to be additional paid-in capital.

During the year ended December 31, 2010, an officer and director of the Company donated cash in the amount of $11,300.  The entire amount is considered to be additional paid-in capital.

F10

Coyote Hills Golf, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 8 – Related party transactions (continued)

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

Note 9 –Subsequent Events

As on February 24, 2011, an officer and director of the Company donated cash in the amount of $6,000.  The entire amount is considered to be additional paid-in capital.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2010.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2010, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Mitch Powers	42	President, CEO and Director

Stephanie Erickson	39	Secretary, Treasurer and Director

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2010, we received no recommendation for Directors from our stockholders.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2010 and 2009 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Mitch Powers	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0

Stephanie Erickson	2010	0	0	0	0	0	0	0	0
Secretary and Treasurer	2009	0	0	0	0	0	0	0	0

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

During the year ended December 31, 2010, an officer and director of the Company donated cash in the amount of $11,300.  The entire amount is considered to be additional paid-in capital. The entire amount has been donated and is not expected to be repaid.

As on February 24, 2011, an officer and director of the Company donated cash in the amount of $6,000.  The entire amount is considered to be additional paid-in capital. The entire amount has been donated and is not expected to be repaid.

Additionally, we use office space and services provided without charge by Ms. Erickson, our Secretary, Treasurer and Director.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•	A breach of a director’s duty of loyalty to us or our stockholders;
•	Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;
•	A transaction from which a director received an improper benefit; or
•	An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Director Independence

The Board of Directors has concluded that Director Mitch Powers is not independent in accordance with the director independence standards of the American Stock Exchange.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$8,000	$6,750
Audit-related fees	-	-
Tax fees	325	-
All other fees	-	-

Total fees	$8,325	$6,750

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COYOTE HILLS GOLF, INC.
(Registrant)

By: /s/ Mitch Powers
Mitch Powers, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Mitch Powers	President, CEO and Director	March 28, 2011
Mitch Powers

/s/ Stephanie Erickson	Chief Financial Officer	March 28, 2011
Stephanie Erickson

/s/ Stephanie Erickson	Chief Accounting Officer	March 28, 2011
Stephanie Erickson