Form 10-Q
period 2011-03-31
Coyote Hills Golf, Inc.
filed 2011-05-16
CIK 1403802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at May 12, 2011)

COYOTE HILLS GOLF, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on March 28, 2011.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$1,099	$244
Prepaid expenses and current deposits	118	118
Total current assets	1,217	362

Fixed assets, net	104	170

Total assets	$1,321	$532

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$500
Total current liabilities	500	500

Total liabilities	500	500

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 3/31/2011 and 12/31/2010, respectively	11,100	11,100
Additional paid-in capital	78,375	72,375
Deficit accumulated during development stage	(88,654)	(83,433)
Total stockholder’s equity	821	32

Total liabilities and stockholders’ equity	$1,321	$532

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended		Inception
	March 31,		(January 8, 2007) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$510
Cost of goods sold	-	-	491

Gross profit	-	-	19

Expenses:
Depreciation expense	66	87	945
Executive compensation	-	-	10,000
General and administrative expenses	5,145	6,090	77,115
Impairment expense	-	-	468
Total expenses	5,211	6,177	88,528

Loss before provision for income taxes	(5,211)	(6,227)	(88,509)

Provision for income taxes	-	-	(145)

Net loss	$(5,211)	$(6,227)	$(88,654)

Weighted average number of
common shares outstanding – basic	11,100,000	11,100,000

Net loss per common share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the three months ended		Inception
	March 31,		(January 8, 2007) to
	2011	2010	March 31, 2011
Operating activities
Net loss	$(5,211)	$(6,227)	$(88,654)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation expense	66	87	945
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and deposits	-	-	(118)
Increase in accounts payable	-	619	500
Net cash used by operating activities	(5,145)	(5,521)	(77,327)

Investing activities
Purchase of fixed assets	-	-	(1,049)
Net cash used by investing activities	-	-	(1,049)

Financing activities
Donated capital	6,000	5,500	24,975
Issuances of common stock	-	-	54,500
Net cash provided by financing activities	6,000	5,500	79,475

Net increase (decrease) in cash	855	(21)	1,099
Cash – beginning of the period	244	264	-
Cash – end of the period	$1,099	$(244)	$1,099

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$50	$145

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $88,654 as of March 31, 2011.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2011.

Recent Accounting Pronouncements
The company evaluated all of the other recent accounting updates through ASU 2011-01 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5-Fixed assets

Fixed assets consisted of the following:

	March 31,	December 31,
	2011	2010
Computer equipment	$1,049	$1,049

Accumulated depreciation	(945)	(880)
	$104	$169

During the three month periods ended March 31, 2011 and December 31, 2010, the Company recorded depreciation expense of $66 and $87, respectively.

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

During the three months ended March 31, 2011, an officer and director of the Company donated cash in the amount of $6,000.  The entire amount is considered to be additional paid-in capital.

As of March 31, 2011, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of March 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

On January 12, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

From inception through March 31, 2011, an officer and director of the Company donated cash in the amount of $24,975.  The entire amount is considered to be additional paid-in capital.

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

In the three month periods ended March 31, 2011 and 2010, we did not generate any revenues.  Sales since our formation on January 8, 2007 to March 31, 2011 were $510.  In association with sales of our golf apparel, we incurred cost of goods sold in the amount of $491.  This amount represents a historical gross margin of approximately 4% on sales of our products and resulted in a gross profit of $19.  After factoring in cost of goods sold, our gross profit was $19 for the period from our inception to March 31, 2011.  We do not have any long-term agreements to supply our apparel to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the three months ended March 31, 2011, total expenses were $5,211, comprised of $66 in depreciation expense on our computer equipment and $5,145 in general and administrative costs.  During the comparable period ended March 31, 2010, total expenses were $6,177, consisting of $88 in depreciation expense and $6,090 in general and administrative expenses.  Our expenditures have historically varied materially from period-to-period and our management cautions that any change in such cannot be relied upon to predict trends or developments in our operational direction.

Aggregate operating expenses from our inception through March 31, 2011 were $88,528, of which $945 is attributable to depreciation expense, $10,000 in executive compensation paid in the form of shares of common stock issued to our two officers/directors for services rendered, $77,115 in general and administrative expenses related to the execution of our business plan and $468 attributable to the impairment of obsolete inventory.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

In the three months ended March 31, 2011 and 2010, provision for income taxes amounted to $0 and $50, respectively, related to the minimum tax payable to the State of Arizona.  Since our inception to March 31, 2011, we recorded total provisions for income taxes of $145.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on January 8, 2007.  In the three months ended March 31, 2011, we incurred a net loss of $5,211, compared to a net loss of $6,227 in the comparable three month period ended March 31, 2010.  Since our inception, we have accumulated net losses in the amount of $88,654.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through March 31, 2011.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows through at least fiscal year 2011, given the developmental nature of our business.  We believe that our cash on hand as of March 31, 2011, in the amount of $1,099, is insufficient to maintain our operations.  If we do not generate sufficient revenues and cash flows to support our operations, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	May 12, 2011
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	May 12, 2011
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	May 12, 2011
Stephanie Lynn Erickson