Form 10-Q
period 2011-09-30
Coyote Hills Golf, Inc.
filed 2011-11-14
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,100,000 shares
(Class)	(Outstanding as at November 14, 2011)

COYOTE HILLS GOLF, INC.

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

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$251	$244
Prepaid expenses and other assets	118	118
Total current assets	369	362

Equipment, net	-	170

Total assets	$369	$532

Liabilities and Stockholders’ Equity(Deficit)

Current liabilities:
Accounts payable	$1,000	$500
Loans payable	1,750	-
Total current liabilities	2,750	500

Total liabilities	2,750	500

Stockholders’ equity(deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,100,000 shares issued and outstanding
as of 9/30/2011 and 12/31/2010, respectively	11,100	11,100
Additional paid-in capital	80,875	72,375
Deficit accumulated during development stage	(94,356)	(83,433)
Total stockholder’s equity(deficit)	(2,381)	32

Total liabilities and stockholders’ equity(deficit)	$369	$532

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(January 8, 2007) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$ -	$ -	$ -	$ -	$ 510
Cost of goods sold	-	-	-	-	491

Gross profit	-	-	-	-	19

Expenses:
Depreciation expense	-	88	169	262	1,049
Executive compensation	-	-	-	-	10,000
General and administrative expenses	3,153	2,231	10,693	11,010	82,663
Impairment expense	-	468	-	468	468
Total expenses	3,153	2,787	10,862	11,740	94,180

Loss before provision for income taxes	(3,153)	(2,787)	(10,862)	(11,740)	(94,161)

Provision for income taxes	(50)	-	(50)	(50)	(195)

Net loss	$ (3,203)	$ (2,787)	$ (10,912)	$ (11,790)	$ (94,356)

Weighted average number of
common shares outstanding - basic	11,100,000	11,100,000	11,100,000	11,100,000

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the nine months ended		Inception
	September 30,		(January 8, 2007) to
	2011	2010	September 30, 2011
Operating activities
Net loss	$(10,912)	$(11,790)	$(94,356)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services - related party	-	-	10,000
Depreciation expense	169	262	1,049
Changes in operating assets and liabilities:
Decrease in inventory	-	916	-
(Increase) in prepaid expense and other assets	-	1,051	(118)
Increase in accounts payable	500	-	1,000
Net cash used by operating activities	(10,243)	(9,561)	(82,425)

Investing activities
Purchase of fixed assets	-	-	(1,049)
Net cash used by investing activities	-	-	(1,049)

Financing activities
Proceeds from loans payable	1,750	-	1,750
Donated capital	8,500	10,000	27,475
Issuances of common stock	-	-	54,500
Net cash provided by financing activities	10,250	10,000	83,725

Net increase (decrease) in cash	7	439	251
Cash - beginning of the period	244	264	-
Cash - end of the period	$251	$703	$251

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$195

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

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

Note 2 - History and organization of the company

The Company was organized January 8, 2007 (Date of Inception) under the laws of the State of Nevada, as Coyote Hills Golf, Inc. The Company is authorized to issue up to 11,100,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

The business of the Company is to sell golf apparel and equipment via the Internet. The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $94,356 as of September 30, 2011. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 4 -Accounting policies and procedures

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2011.

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting updates through ASU 2011-07 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5-Fixed assets

Fixed assets consisted of the following:

	September 30,
	2011	2010
Computer equipment	$ 1,049	$ 1,049

Accumulated depreciation	(1,049)	(793)
	$ 0	$ 256

During the three and nine month periods ended September 30, 2011 and 2010, the Company recorded depreciation expense of $0 and $88 and $169 and $262, respectively.

COYOTE HILLS GOLF, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 6 - Loan payable

On April 26, 2011, a non-related third-party entity loaned the Company $1,750. The loan bears no interest and is due upon demand.  As of September 30, 2011, no payments have been made and the loan balance was $1,750.

Note 7 - Stockholders’ equity

The Company is authorized to issue 11,100,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

During the nine months ended September 30, 2011, an officer and director of the Company donated cash in the amount of $8,500. The entire amount is considered to be additional paid-in capital.

As of September 30, 2011, there have been no other issuances of common stock.

Note 8 - Warrants and options

As of September 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Related party transactions

On January 12, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

From inception through September 30, 2011, an officer and director of the Company donated cash in the amount of $27,475.  The entire amount is considered to be additional paid-in capital.

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

Results of operations for the three month periods ended September 30, 2011 and 2010

During the three month periods ended September 30, 2011 and 2010, we did not generate any revenues, and therefore did not incur any costs associated with sales of products. We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future. We have no recurring customers and no source of guaranteed ongoing revenues.  We have experienced marked difficulty in generating sales. We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts, as well as an inability to secure inventory that is materially different and desirable than is readily available at the majority of retailers.

For the three months ended September 30, 2011, we incurred operating expenses in the amount of $3,153, all of which is attributable to general and administrative expenses. General and administrative fees included general office expenses ($78), accounting fees ($2,575) and professional fees ($500) related to legal fees and filing periodic reports to maintain our status as a public reporting company. In the comparable three month period ended September 30, 2010, we incurred $2,787 in operating expenses, comprised of $88 in depreciation expense, accounting fees of $1,000, professional fees of $427, $804 in general office expenses and impairment of obsolete inventory in the amount of $468.

In the period ended September 30, 2011, our net loss totaled $3,203, after factoring in $50 related to the minimum tax payable to the State of Arizona, compared to a net loss of $2,787 in the comparable three months ended September 30, 2010. We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow. As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report. If our business fails, our investors may face a complete loss of their investment.

Results of operations for the nine month periods ended September 30, 2011 and 2010 and from inception to September 30, 2011

During the nine month periods ended September 30, 2011 and 2010, we did not generate any revenues, and therefore did not incur any costs associated with sales of products. Since our inception on January 08, 2007 through September 30, 2011, we generated a total of $510 in sales. Total cost of goods sold since our inception to September 30, 2011, is $491, resulting in a gross profit of $19. We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future. We have no recurring customers and no source of guaranteed ongoing revenues.  We have experienced marked difficulty in generating sales. We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts, as well as an inability to secure inventory that is materially different and desirable than is readily available at the majority of retailers.

For the nine months ended September 30, 2011, we incurred operating expenses in the amount of $10,862 composed of $169 in depreciation expense, accounting fees of $8,825, professional fees of $1,700 and $168 in general office expenses. In the comparable nine month period ended September 30, 2010, we incurred $11,740 in operating expenses. During the period, depreciation expense was $262, general office expenses were $2,356, accounting fees were $6,825 and professional fees totaled $1,829. From inception to September 30, 2011, our total operating expenses were $94,180, composed of depreciation expense of $1,049, general and administrative expenses of $82,663, $468 attributable to the impairment of obsolete inventory and executive compensation of $10,000, which was paid in the form of 10,000,000 shares of common stock to officers and directors of the Company. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on January 8, 2007. In the nine month period ended September 30, 2011, our net loss totaled $10,912, after accounting for Arizona minimum tax of $50, compared to a net loss of $11,790 in the comparable nine months ended September 30, 2010. Since our inception, we have accumulated net losses in the amount of $94,356. We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow. As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report. If our business fails, our investors may face a complete loss of their investment.

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

Our management expects that we will experience net cash out-flows through at least fiscal year 2011, given the developmental nature of our business. We believe that our cash on hand as of September 30, 2011, in the amount of $251, is insufficient to maintain our operations. If we do not generate sufficient revenues and cash flows to support our operations, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

COYOTE HILLS GOLF, INC.
(Registrant)

Signature	Title	Date

/s/ Mitch S. Powers	President and	November 14, 2011
Mitch S. Powers	Chief Executive Officer

/s/ Stephanie Lynn Erickson	Secretary-Treasurer	November 14, 2011
Stephanie Lynn Erickson	Chief Financial Officer

/s/ Stephanie Lynn Erickson	Chief Accounting Officer	November 14, 2011
Stephanie Lynn Erickson