Form 10-K
period 2011-12-31
SPINDLE, INC.
filed 2012-03-30
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-145088

SPINDLE, INC.
(Name of small business issuer in its charter)

Nevada	20-8242820
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6821 East Thomas Road Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 335-7351

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $800,000 as of June 30, 2011.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2012 was 16,799,000.

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

SPINDLE, INC.

FORM 10-K

For the year ended December 31, 2011

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development and Summary

Coyote Hills Golf, Inc. was incorporated in the State of Nevada on January 8, 2007.  We were previously an online retailer of golf-related apparel, equipment and supplies.

Spindle Software, Inc. was formed on January 14, 2011 in the State of Delaware.  On April 19, 2011, Spindle Software, Inc. changed its name to Spindle Mobile, Inc.

On December 2, 2011, the Registrant entered into and closed an Asset Purchase Agreement by and between the Registrant, Spindle Mobile, Inc., a Delaware corporation (“SMI”), and Mr. Mitch Powers, Ms. Stephanie Erickson and Mr. Kamiar Khatami, all three of whom collectively own a majority of our issued and outstanding common stock.  On March 29, 2012, we executed Addendum Number 1 to the Asset Purchase Agreement, the provisions of which retroactively revise certain items in the December 2, 2011 Agreement.  In accordance with the Agreement and Addendum Number 1 thereto, we acquired various physical assets and intellectual property from SMI.  In exchange for the assignment of the Assets, we agreed to the following:

1.     The assumption of the lawsuit filed in the United States District Court for the District of Arizona; Case #01-CV-441; whereby Net MoneyIN, Inc. (a predecessor to Spindle, Inc.) sued Eprocessing Network and other co-defendants for patent infringement;

2.     The issuance of 13,200,000 shares of the Registrant’s unregistered common stock;

3.     The cancellation by Ms. Erickson of 19,965,000 shares of the Registrant’s common stock owned by her;

4.     The cancellation by Mr. Powers of 19,965,000 shares of the Registrant’s common stock owned by him; and

5.     The cancellation by Mr. Khatami of 1,190,000 shares of the Registrant’s common stock owned by him.

Concurrent with the closing of the Agreement, we amended our articles of incorporation to change our name from Coyote Hills Golf, Inc. to Spindle, Inc.  Additionally, we increased our authorized capital from 100,000,000 shares of common stock, $0.001 par value, and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 preferred stock, $0.001 par value.  The actions were approved on November 11, 2011, by the consent of the majority stockholders, who represent 90% of our issued and outstanding common stock, and effective on December 2, 2011.

Our administrative office is located at 6821 E. Thomas Road, Scottsdale, AZ 85251.

Our fiscal year end is December 31.

Business of Issuer

The Spindle Solution

Spindle, Inc. (Spindle), incorporated in 2011, is a commerce-centric company with four primary customers: individuals, consumers (buyers), merchants (sellers, retail, brands, and destinations) and institutions. The Company generates revenue through patented conversion and networked payment processes under the Spindle product line and licensing of its Intellectual Property. The Company’s products allow the secure movement of funds between parties as well as provide brands, merchants, and institutions with the conversion tools necessary to deliver a seamless frictionless finance ecosystem.

For individual users, the Spindle product is intended to be a networked service that allows users to perform commerce as well as send and receive funds with the confidence that the system is simple and secure. The Spindle payment platform allows users to register and attain an account that is accessible via the internet or mobile device to facilitate commerce and manage the exchange of funds between other participating users.

The Spindle ecosystem consists of not only individuals moving funds, but also professional and business entities who seek more ways to interact with consumers and, chosen singly or in concert with one another, facilitate commerce. For its enterprise clients, Spindle provides P2P, P2B, B2B, B2P, and Mobile Check Deposit. With Spindle’s fleet of conversion and payment solutions participants are afforded a simpler, more elegant, and secure way to handle business that won't become obsolete with ever changing terrestrial, online, or mobile environments.

The Spindle, Inc. suite of products, chosen singly or in concert with one another, offer a better way to extend the life of terrestrial, internet, mobile, and other networked marketing and advertising campaigns. Spindle, Inc. products are device and hardware agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space. That's a basic tenet behind our frictionless finance concept pioneered by Spindle and an idea made whole through our commitment to providing easy-to-use yet enterprise class solutions for any size company where conversion and transaction is lifeblood.

ACH
Credit
Debit
Check
Other
SPINDLE
MOBILE
Cloud-based
Virtual Account
ACH
Check
Merchant
Prepaid
ATM
Access Anytime, Anywhere
Web
Mobile App
SMS
Email

Marketing and Advertising

The Company has a dual approach to distribution. Attracting consumers to the P2P and business to the B2C component drives scale on both sides of the equation. To accomplish this, the product will be branded by our partner financial institutions and offered to both the retail and commercial customers of our bank partner. Additionally we have several third party branding partnerships in the works for companies looking to add mobile to their existing customer communities.  By driving value on both side of the equation we create a unique commerce ecosystem where payment, merchandising, loyalty, and convenience come to gather seamlessly

We are in contract negotiations with retailers, merchants, and institutions on various deployment strategies for our products, under the Spindle Mobile suite of technologies, and will continue to pursue the most efficient and cost effective method of deployment based on our limited capital and resource structure.

Industry Background and Competition

We compete against all forms of payment, including paper-based transactions (principally cash and checks); card-based payment systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards; and electronic transactions such as wire transfers and Automated Clearing House payments. As a result of a global trend, electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, and card brands such as MasterCard, Visa, American Express and Discover are benefiting from this displacement. However, cash and checks still capture the largest overall percentage of worldwide payment volume.  Our competitors include, but are not limited to, the following:

•

General Purpose Payment Card Industry.  Within the general purpose payment card industry, there is substantial and increasingly intense competition worldwide from systems such as Visa, MasterCard, American Express, Discover, PayPal and Square, among others looking to enter the mobile payments arena. Legacy payment networks struggle to adapt to the new social environment and shed their imperfect rules, security, and value proposition. The Spindle system has embraced social environment, closed gaps on customer authentication, and taken the risk out of mobile payments for merchant using the system.

•

End-to-End Payment Networks.  Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders. The spindle system must adopt a similar approach in order to deliver the value of the ecosystem. The closed loop providers such as American Express, Discover, and PayPal have certain advantages that we too will enjoy. Operating as a closed loop program we do not require formal interchange fees to balance payment system costs among issuers and acquirers. Additionally we believe we are exempt from the recent Durban legislation on Debit card fees as is our closed loop competitors. This enables us to negotiate competitive fees for acceptance of our proprietary branded payment service.

•

Competition for Customer Business.  We compete intensely with other merchant services and alternate payments providers principally PayPal, Dwolla, and Square for the loyalty of customers. We believe we have developed a business model that offers access to traditional payment networks such as open loop card processing for Visa, MasterCard, Discover, and American Express, as well as provided new alternative payment services that compete with PayPal, BillMeLater, Square, and Dwolla. Our value proposition of lower fees, user accountability, and reduction of legacy system chargeback and fraud is attractive to business and will certainly drive adoption of our payment service.

•

Alternative Payment Systems.  We also compete against relatively new entrants and alternative payment providers, such as PayPal® (a business segment of eBay), which have developed payment systems in e-Commerce and across mobile devices. While PayPal is an established and important player in Internet payments, this is an increasingly competitive area, as evidenced by the proliferation of new online competitors. Among other services, these competitors provide Internet payment services that can be used to buy and sell goods online, and services that support payments to and from deposit accounts or proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet and potential wireless communication networks to support their services, and may enjoy lower costs than we do. The payment card industry is also facing changes in services and technology related to mobile payments and emerging competition from mobile operators and handset manufacturers. Micro-payments on social networks such as Facebook® are relatively small today but have the potential to grow rapidly, representing the potential for competition from a new payment form.

We are a small company competing against a number of large, established competitors.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.  Significantly, all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure relationships with vendors and customers on more favorable terms, process transactions more efficiently and adopt more aggressive pricing policies than we can.  Many of these current and potential competitors can devote substantially more resources to systems development and marketing than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with competitors.

Government Regulation

The regulatory environment has seen rapid chance in the recent years. These changes range for new requirements in the Patriot Act, Frank-Dodd, Durban, and more. The recent economic cycle has exposed risks in the banking and payment market. As a result we anticipate a continued active regulatory environment in the US and Europe that could impact the services we provide.

We are subject to regulations that affect the payment industry in which our service is used. In particular, our partner banks and financial institutions are subject to regulations applicable in the United States and abroad, and, consequently, Spindle is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. In addition to the Wall Street Reform and Consumer Protection Act, examples include:

•

Anti-money laundering regulation, such as Section 352(a) of the USA PATRIOT Act in the United States which imposes requirements on payment systems, such as Spindle’s.

•

Regulations imposed by OFAC, which impose restrictions on financial transactions with certain countries and with persons and entities included on the SDN List. It is possible that transactions involving persons or entities on the SDN List may be processed through our payment system, and that our reputation may suffer due to some of our financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock.

•

Legislation, such as that enacted by certain U.S. states, regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states. As a result of such legislation, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

•

Issuer practices legislation and regulation, including the Credit CARD Act (which is being implemented through regulations issued by the Board of Governors of the United States Federal Reserve System), which are having a significant impact on the disclosures made by our customers and on our customers’ account terms and business practices by, among other things, making it more difficult for credit card issuers to price credit cards for future credit risk and significantly affecting the pricing, credit allocation, and business models of most major credit card issuers. Additional regulations include regulations by the Board of Governors regulating overdraft fees imposed in connection with ATM and debit card transactions.

•

Regulation of Internet transactions, including legislation enacted by the U.S. Congress (and applicable to payment system participants, including Spindle and our customers in the United States) requiring the coding and blocking of payments for certain types of Internet gambling transactions, as well as various additional legislative and regulatory activities with respect to Internet transactions which are being considered in the United States.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely impact our financial performance. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems, which could reduce our revenues materially and adversely impact our financial performance. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

Intellectual Property

Spindle’s large and growing intellectual property portfolio supports and enhances our enterprise payment solutions, which is developed both internally and through acquisition. Spindle owns 4 patents and it has an additional 3 patents pending with the United States Patent & Trademark Office. In addition Spindle owns the right to royalty free use of 5 issued patents and 1 pending application in the secure encryption, media, and document security space.

Spindle’s initial patent portfolio plays an integral role in technology platforms and services and the movement of value over networks. The patents are foundational to the methods used in networked payments. The patent portfolio includes three continuation patents in a family of patents related to “Processing Payment on the Internet” now pending with the U.S.P.T.O.

Spindle’s "Financial Transaction System" family of patents teaches “An automated payment system particularly suited for purchases over a distributed computer network. In such a distributed computer network, a merchant or vending computer contains certain promotional information which is communicated to a customer's computer. Based upon the promotional information, the operator of the customer's computer decides to purchase the services or goods described by the promotional information. The customer's computer is linked to a payment processing computer and the customer's credit card number and the amount of the goods or services is transmitted to the payment processing computer. The payment processing computer automatically contacts a bank for verification of the credit card and amount; the bank transmits an authorization to the payment processing computer. The payment processing computer communicates a self-generated transaction indicia, and in some embodiments a password.” Our “Financial Transaction System” patent has been referenced over 140 times by companies such as PayPal, Visa, First Data Corporation, Priceline.com Incorporated, eBay, Inc., AT&T Intellectual Property I, L.P., etc. as foundational to portions of their intellectual property portfolios.

The Company’s patent “Financial Transaction System", USPTO 5,822,737, was foundational a litigation strategy from

2005 to 2009. Spindle, Inc. purchased all material assets of NetMoney In, Inc. in December 2011. During the period of initial litigation, which consisted of 20 separate infringers, the Company was victorious up to and including an appellate court verdict, settlement, and reasonable ongoing royalties. Companies included in the initial litigation included CyberSource (Paid-in-full), Chase Paymentech (Paid-in-full), First Data Corporation (Paid-in-full), Card Services, IBM Corporation (Paid-in-Full), Bank of America Merchant Services (Paid-in-Full), Wells Fargo Bank N.A. (Paid-in-Full), and Verisign (Limited). Spindle currently receives what it considers a reasonable license royalty of $.02 per transaction from one licensee. The Company has received inquiries related to contingent litigation however has made no determination on pursuing a litigation strategy.  Spindle continues to expand this portfolio through an extensive “invent around” process, which includes our intellectual property counsel MINTZ, LEVIN, COHN, FERRIS, GLOVSKY AND POPEO, P.C, which we believe will expand these key claims within the payment industry.

Spindle's patent portfolio was further expanded in 2010 with the filing of the now pending U.S. Patent Application No. 13/338,110 for "Mobile Payment System and Method" which solves critical problems in mobile payment transactions using a novel and secure encrypted messaging platform, which integrates senders and recipients of mobile payments with their banks and associated automated clearing houses.  Spindle has expanded the International reach of this pending application with a corresponding PCT application No. PCT/US2011/067396.

RHINOPAY®

RHINOPAY® is a registered trademark of Spindle Inc. On November 11, 2011 the United States Patent and Trademark Office (USPTO) awarded Spindle, Inc. trademark 4,063,477 for “RhinoPay”. RhinoPay® is the name for Spindle, Inc. PSP and P2P product lines. The RHINOPAY product consists of Payment services, and commerce and loyalty marketing for its clients. RHINOPAY provides P2P, P2B, B2B, B2P, Mobile Check Deposit and ACH services. With RHINOPAY's conversion and payment solutions participants are afforded a simpler, more elegant, and secure way to handle business that won't become obsolete with ever changing terrestrial, online, or mobile environments.  The RHINOPAY® ecosystem consists of not only individuals moving funds, but also professional and business entities who seek more ways to interact with consumers and, chosen singly or in concert with one another, facilitate commerce.

Using the RHINOPAY® product, individuals, consumers (buyers), merchants (sellers, retail, brands, and destinations) and institutions can securely move funds between parties, merchants, and institutions with the conversion tools necessary in a seamless and frictionless finance ecosystem.  For individual users, the Spindle product is intended to be a networked or cloud based service that allows users to perform commerce as well as send and receive funds with the confidence that the system is simple and secure. The RHINOPAY® payment platform allows users to register and attain an account that is accessible via the internet or mobile device to facilitate commerce and manage the exchange of funds between other participating users.

The RHINOPAY® product offers a better way to extend the life of terrestrial, internet, mobile, and other networked marketing and advertising campaigns. RHINOPAY® products are device and hardware agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space. That's a basic tenet behind our frictionless finance concept pioneered by Spindle Inc. and an idea made whole through our commitment to providing easy-to-use yet enterprise class solutions for any size company where conversion and transaction is lifeblood.

The Company's trademark covers "Computer software for processing payments to and from users of telephones, computers and other communications devices; financial payment processing software. Clearing and reconciling financial transactions via electronic, wireless, and optical al communications networks."

Number of total employees and number of full time employees

As of March 30, 2012, we employed 5 individuals.  We consider our relationship with employees to be good.

Corporate Offices

We use office space at 6821 E. Thomas Road, Scottsdale, AZ 85251.  We lease approximately 1735 square feet of office space from Air Commercial Real Estate at a rate of $2,165 per month for a lease term of 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We are currently renting month to month with plans to move to a nearby location which has not been contracted.

Management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 1A - RISK FACTORS

We have incurred losses since our inception and cannot assure you that we will achieve profitability.

We have incurred net losses from our inception. The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.

If we are unable to obtain additional capital, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Pressures from competitors with more resources may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, and grow. Even if we are able to maintain or increase our market share for a particular product, revenue or profitability could decline due to pricing pressures, increased competition from other types of products, or because the product is in a maturing industry.

Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. Some of our competitors are also significantly larger than us and some of these companies have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies and enabled new competitors to emerge in all of our markets. In addition, we may face competition from solutions developed internally by our customers. To the extent we cannot compete effectively, our market share and, therefore, results of operations, could be materially adversely affected.

Because price and related terms are key considerations for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. If we are forced to take these kinds of actions to maintain market share, our revenue and profitability may suffer or we may adversely impact our longer-term ability to execute or compete.

The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.

The Wall Street Reform and Consumer Protection Act recently enacted in the United States establishes regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Wall Street Reform and Consumer Protection Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” At this time the law is published and we believe or payment service is exempt. Should that change there would be an impact on our business model.

Additionally, the Wall Street Reform and Consumer Protection Act provides that neither an issuer nor a payment card network may establish exclusive debit network arrangements or inhibit the ability of a merchant to choose among different networks for routing debit transactions. Under alternative rules proposed by the Federal Reserve, either (1) a debit card would meet the requirements of the Wall Street Reform and Consumer Protection Act as long as it could be used in at least two unaffiliated networks, or (2) each debit card would be required to function in at least two unaffiliated networks for each method of authorization that the cardholder could use for transactions (i.e., two signature and/or two PIN networks). Some of Spindle services will use a debit card or prepaid card product for consumer funds.

The Wall Street Reform and Consumer Protection Act also created two new independent regulatory bodies in the Financial Reserve System. The Bureau will have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products; although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations. The Council is tasked, among other responsibilities, with identifying “systemically important” payment, clearing and settlement systems that will be subject to new regulation, supervision and examination requirements, although it is not clear whether Spindle would be deemed “systemically important” under the applicable statutory standard. If Spindle were deemed “systemically important,” it could be subject to new risk management regulations relating to its payment, clearing, and settlement activities. New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements. Also, a “systemically important” payment system could be required to obtain prior approval from the U.S. Board of Governors of the Federal Reserve System or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payment system. These developments or actions could increase the cost of operating our business and may make payment card transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.

If issuers, acquirers and/or merchants modify their business operations or otherwise take actions in response to this legislation which have the result of reducing the number of debit transactions we process or the network fees we collect, the Wall Street Reform and Consumer Protection Act could have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. Failure by our customers or by us to adjust our strategies successfully to compete in the new environment would increase this impact.

The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on us and our customers and may lead to increased costs and decreased transaction volumes and revenues.

The regulatory environment has seen rapid chance in recent years. These changes range for new requirements in the Patriot Act, Frank-Dodd, Durban, and more. We are subject to regulations that affect the payment industry in which our service is used. In particular, our partner banks and financial institutions are subject to regulations applicable in the United States and abroad, and, consequently, Spindle is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely impact our financial performance. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems, which could reduce our revenues materially and adversely impact our financial performance. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

General economic and global political conditions may adversely affect trends in consumer spending, which may materially and adversely impact our revenue and profitability.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment, housing and changes in interest rates) and other political conditions (such as devaluation of currencies and government restrictions on consumer spending) in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. Also, as we are principally based in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business prospects and growth.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our processing systems may experience service interruptions as a result of process or other technology malfunction, fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Our visibility in the global payments industry may also attract terrorists, activists or hackers to attack our facilities or systems, leading to service interruptions, increased costs or data security compromises. Additionally, we rely on third-party service providers for the timely transmission of information across our global data transportation network. Inadequate infrastructure in lesser developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue.

We, our customers, merchants, and other third parties store cardholder account and other information in connection with payment cards bearing our brands. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands and merchants may use third parties to provide services related to card use. A breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving cards carrying our brands, damage the reputation of our brands and lead to claims against us. In recent years, there have been several high-profile account data compromise events involving merchants and third party payment processors that process, store or transmit payment card data, which affected millions of MasterCard, Visa, Discover and American Express cardholders. As a result of such data security breaches, we may be subject to lawsuits involving payment cards carrying our brands. While most of these lawsuits do not involve direct claims against us, in certain circumstances, we could be exposed to damage claims, which, if upheld, could materially and adversely affect our profitability. Any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which in turn could have a material adverse impact on our transaction volumes, revenue and prospects for future growth, or increase our costs by leading to additional regulatory burdens being imposed upon us.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our cards could decline, which could reduce our revenue and income or limit our future growth.

The payment card industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes by the complexity of our systems or by intellectual property rights of third parties. We have received, and we may in the future receive, notices or inquiries from other companies suggesting that we may be infringing a pre-existing patent or that we need to license use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

Spindle does not directly access payment card networks, such as Visa and MasterCard, which enable Spindle's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, Spindle must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Spindle's payment card processors have the right to pass any increases in interchange fees and assessments on to Spindle as well as increase their own fees for processing. Changes in interchange fees and assessments could increase Spindle's operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the United States, the financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize Spindle's competitive position against traditional credit and debit card processors. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat Spindle as a “payment card network,” future changes to those regulations or to Spindle's business could potentially cause Spindle to be treated as a payment card network, which could subject Spindle to additional regulation and require Spindle to change its business practices, which could reduce Spindle's revenue and adversely affect Spindle's business. Concurrently, any changes to payment card networks or bank fees, rules, or practices could provide similar or equal harm to all or the majority payment industry participants.

Spindle is required by its processors to comply with payment card network operating rules, and Spindle has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by Spindle or Spindle's customers. The payment card networks set and interpret the card rules. Payment card networks could adopt new operating rules or re-interpret existing rules that Spindle or its processors might find difficult or even impossible to follow, or costly to implement. As a result, Spindle could lose its ability to give customers the option of using payment cards to fund their payments. If Spindle were unable to accept payment cards, its business would be seriously damaged.

Spindle is also required to comply with payment card networks' special operating rules for Payment Service Provider / Payment Facilitators. Spindle and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. Spindle also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, Spindle must either prevent such merchants from using Spindle or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants.

We have not paid any cash dividends and do not intend to pay any cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to reinvest any earnings in the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.  Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Future issuances of our preferred stock could dilute the voting and other rights of holders of our common stock.

Our Board of Directors has the authority to issue shares of preferred stock in any series and may establish, from time to time, various designations, powers, preferences and rights of the shares of each such series of preferred stock.  Any issuances of preferred stock would have priority over the common stock with respect to dividend or liquidation rights.  Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company and may adversely affect the voting and other rights of the holders of common stock.

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

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We use office space at 6821 E. Thomas Road, Scottsdale, AZ 85251.  We lease approximately 1735 square feet of office space from Air Commercial Real Estate at a rate of $2,165 per month for a lease term of 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We are currently renting month to month with plans to move to a nearby location which has not been contracted.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

In connection with the December 2, 2011 Asset Purchase Agreement, we acquired the right to any real or perceived benefit that may arise as a result of the case filed by Net Money against Verisgn and other co-defendants.  This case involves systems for financial transactions over computer networks.  The original case was filed in the US District Court for District of Arizona in 2001 by Net Money In, Inc. (NMI), an Arizona corporation, against a number of parties alleged to compete in the Internet credit card processing field, including VeriSign, Inc. and eProcessing Network (collectively, “VeriSign”) and regarding the infringement on a number of patents.

As of 2011, resolution had been reached between NMI and all defendants except for eProcessing Network and all patent issues except for a claim related to patent 5,822,737 – “Financial Transaction System”.   As of July 8, 2011, the litigation in question was known as Case No. 2007-1565, U.S. Court of Appeals for the Federal Circuit.

On July 8, 2011 Spindle Mobile, Inc. closed an Asset Purchase Agreement wherein patent 5,822,737 was purchased by Spindle Mobile, Inc. from NMI, along with NMI’s position as plaintiff in the remaining litigation against eProcessing.   Spindle, Inc.’s assignment and ownership of this patent, along with the position of Plaintiff in the litigation, was transferred to Spindle, Inc. (at the time known as Coyote Hills Golf, Inc.) as of the December 2, 2011 Agreement.

As of December 31, 2011, the end of the annual period covered by this report, there have been no counterclaims against Spindle, Inc., and the litigation has not been fully resolved.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock is quoted on the NASD’s OTC Bulletin Board under the trading symbol “SPDL.ob.”  As of the date of this annual report, no public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

The shares quoted are not now, but could become subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission.  Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Shares Available Under Rule 144

As of December 31, 2011, we had 16,480,000 shares of common stock outstanding,  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least one year previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

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

Holders

As of the date of this annual report, Spindle, Inc. has approximately 16,799,000 shares of $0.001 par value common stock issued and outstanding, held by 71 individuals.  2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

On November 15, 2011, we effectuated a 4-for-1 forward stock split.  All share and per share amounts have been retroactively restated.

In January 2007, we issued 20,000,000 shares of our common stock to Stephanie Lynn Erickson, our founding shareholder and an officer and director.  We issued another 20,000,000 shares of our common stock to Mitch Powers, another founding shareholder and an officer and director.   These sales of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholders on our behalf in the combined amount of $10,000.  Both received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Ms. Erickson and Mr. Powers had fair access to and were in possession of all available material information about our company, as they are officers and directors of Coyote Hills Golf, Inc.  The shares bear a restrictive transfer legend.  Based on these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On March 28, 2007, we sold 1,200,000 shares of our common stock to Kamiar Khatami, a non-related individual.  The shares were issued at a price of $0.02 per share for total cash in the amount of $15,000.  The shares bear a restrictive transfer legend.  At the time of the issuance, Mr. Khatami was provided fair access to and was in possession of all available material information about our company.  On the basis of these facts, we claim that the issuance of stock to Mr. Khatami qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On November 14, 2011, we entered into an Agreement and Promissory Note with David Ide, a related party, for $25,000.  The Note bears no interest and is due on November 13, 2014.  In connection with the Note, and for no additional consideration, we issued Mr. Ide warrants to purchase up to 250,000 shares of our common stock at an exercise price of $1.00 per share.

On December 2, 2011, former officers and directors agreed to cancel a total of 41,120,000 shares of common stock.

As a result of the Asset Purchase Agreement entered into on December 2, 2011, we issued an aggregate of 13,200,000 shares of common stock to Spindle Mobile, Inc. and its assigns.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Spindle, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.  Through the date of this quarterly report, we only generated minimal revenues from that line of business.

On December 2, 2011, we entered into and closed an Asset Purchase Agreement by and between Coyote Hills Golf, Inc., Spindle Mobile, Inc., a corporation formed in Delaware on January 14, 2011, and Mr. Mitch Powers, Ms. Stephanie Erickson and Mr. Kamiar Khatami, all three of whom collectively own a majority of our issued and outstanding common stock.  In accordance with the Agreement, and Addendum Number 1, which retroactively revises certain provisions of the original Agreement, we acquired various physical assets and intellectual property from SMI.  As a result of the transaction, SMI acquired approximately 80% of the issued and outstanding common stock of CYHF.

Concurrent with the closing of the Agreement, we amended our articles of incorporation to change our name from Coyote Hills Golf, Inc. to Spindle, Inc.  For a more detailed explanation of the above transactions please see the Company’s Form 8-K filed with the SEC on December 6, 2011, and subsequent amendments made thereto.

Spindle is a commerce-centric company with four primary customers: individuals, consumers (buyers), merchants (sellers, retail, brands, and destinations) and institutions. The Company generates revenue through patented conversion and networked payment processes under the Spindle product line and licensing of its Intellectual Property. The Company’s products allow the secure movement of funds between parties as well as provide brands, merchants, and institutions with the conversion tools necessary to deliver a seamless frictionless finance ecosystem.

For individual users, the Spindle product is intended to be a networked service that allows users to perform commerce as well as send and receive funds with the confidence that the system is simple and secure. The Spindle payment platform allows users to register and attain an account that is accessible via the internet or mobile device to facilitate commerce and manage the exchange of funds between other participating users.

The Spindle, Inc. suite of products, chosen singly or in concert with one another, offer a better way to extend the life of terrestrial, internet, mobile, and other networked marketing and advertising campaigns. Spindle, Inc. products are device and hardware agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space. That's a basic tenet behind our frictionless finance concept pioneered by Spindle and an idea made whole through our commitment to providing easy-to-use yet enterprise class solutions for any size company where conversion and transaction is lifeblood.

Results of Operations

During the year ended December 31, 2011, we discontinued our prior golf apparel and supply business and have dedicated our focus on developing our proprietary mobile money transfer and payment technology.  Due to a change in business, year-to-year comparisons are not significant and are not a reliable indicator of future prospects.

Revenues

We currently generate revenues from the licensing of our proprietary funds processing software.  During the year ended December 31, 2011, we generated $31,421 from license fee revenue.  Our management is hopeful that as our base of operations grow, we will see a corresponding increase in licensing revenue.  As stated previously, we only recently changed our business direction.  Therefore, this revenue source is relatively new and has only recently begun to contribute materially to our operations and we are unable to forecast prospects.  Consequently, we did not generate any revenues in the year ago period ended December 31, 2010.  Since our inception to December 31, 2011, we generated aggregate revenues of $31,931, of which $510 is from golf-related business.  There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

For the year ended December 31, 2011, we incurred operating expenses in the amount of $29,205, composed of $170 in depreciation and amortization expense related to certain assets acquired from Spindle Mobile and $29,035 in general and administrative expenses.

In the comparable year ended December 31, 2010, we incurred operating expenses in the amount of $13,586, composed of: $349 in depreciation and amortization expense related to our computer equipment; $12,769 in general and administrative expenses; and impairment expense in the amount of $468, related to the write down of inventory existing at that time due to management’s assessment of obsolescence.

Since our inception on September 24, 2004 through December 31, 2011, aggregate operating expenditures were $112,522.  Our operating expenses are tied directly to our ongoing operations and research and development.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Impairment Expense

During the year ended December 31, 2011, we recorded impairment expense of $448,040, related specifically to the impairment of notes receivable acquired from Spindle Mobile in the December 2, 2011 Asset Purchase Agreement.  The notes were originated between November 2009 and June 2010.  Although we fully intend to pursue collection of these notes receivable, as of December 31, 2011, due to the age and certain other factors, our management was unable to substantiate the collectability and carrying value and resultantly impaired the value of notes receivable.  During the year ended December 31, 2010, we did not record any impairment of notes receivable.

Since our inception to December 31, 2011, we recognized $448,040 of total impairment expense related to our notes receivable.

Interest Expense

During the year ended December 31, 2011, we borrowed cash from a related party, in the amount of $25,000.  In connection with the promissory note, we issued the note holder warrants to purchase up to 250,000 shares of our common stock at $1.00 per share.  As a result of this transaction, we recognized interest expense of $221 related to the amortization of the discount on the promissory note.  During the year ended December 31, 2010, did not recognize any interest expense.

Since our inception to December 31, 2011, we recorded total interest expense of $221.

Provision for Income Taxes

During the years ended December 31, 2011 and 2010, we recorded a provision for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  Since our inception to December 31, 2011, we recorded total provisions for income taxes of $195.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the years ended December 31, 2011 and 2010 were $446,095 and $13,636, respectively.  Our net loss since the date of our inception through December 31, 2011 was $529,538.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash provided by operating activities during the year ended December 31, 2011 was $6,065, compared to $11,320 of cash used in operations during the comparable period ended December 31, 2010.  Since inception, we have used $66,117 in cash for general operations and developmental activities.

Cash used in investing activities was $32,000 during the year ended December 31, 2011, specifically related to the purchase ofcapitalizable software costs.  Comparatively cash used in investing activities was $0 in the year ago period ended December 31, 2010.  From inception to December 31, 2011, cash used in investing activities was $33,049.

During the year ended December 31, 2011, net cash provided by financing activities totaled $28,800, of which $31,000 was distributed to a related party entity; $51,300 is attributable to notes payable to a related party and $8,500 of which was cash donated by a former officer and director.  In comparison, during the year ended December 31, 2010, financing activities provided $11,300 in cash, primarily from cash donated by a related party.  Since our inception through December 31, 2011, $102,275 in cash was provided by financing activities.

As of December 31, 2011, we had $3,109 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management expects to incur up to, but not in excess of, $300,000 in research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Our Business Growth Strategy

Spindle will use the following strategy in the implementation of its business plan:

1.

Take advantage of increasing consumer acceptance of mobile and online commerce.

We will capitalize on increasing consumer acceptance of the Mobile and online commerce through marketing programs designed to attract consumer users and merchants looking to participate in the commerce ecosystem. In addition to providing a low-cost means of reaching customers, we believe that we can greatly increase our service offerings through social media channels, branding partners, and referrals by providing our consumers.

2.

Acquire and serve customers through traditional channels.

Although we believe that it is important to be able to acquire and service customers online, we are building the infrastructure necessary to acquire and serve customers through traditional media such as direct mail, radio, print media, television, kiosks, and telemarketing. This will ensure that we can reach all customers, regardless of their preferred method for doing business.

3.

Market ourselves through strategic alliances and affiliations.

We will leverage our branding partners with established consumer brands to offer the branded or co-branded our products to their customers. We believe that these relationships will help us acquire our target customers in a cost effective manner.

4.

Offer competitive pricing.

We believe that one of the principal benefits we will offer consumers is an ability to tailor our product offerings to match their specific needs. It is Spindle’s intent to offer various combinations of products with differing technological benefits giving them private label opportunities if they are a distributor, discounts for pre-payment options, and other specialty offerings. We will also offer our customers a menu of service that allows them to tailor a services package that meets their market objective.

5.

Develop and acquire additional products to cross-sell.

Our initial focus will be on scaling our operations, growing revenues through aggressive marketing and sales strategies, and lowering costs by streamlining operations where feasible. In addition, we intend to be at the forefront in developing and or acquiring technologies that offer further benefits to consumers and present opportunities for us. We believe that as we develop our business, we will have opportunities to leverage our relationships by offering additional, high-margin products that we will either develop internally or obtain through acquisition. Spindle has developed products that are market ready with an innovative approach to risk management, Fraud Detection, and user authentication. With the stair step approach to underwriting both consumer and business use of the Spindle system, the eco system is poised to attract the small entry level merchant, ecommerce businesses, and larger enterprises with  a board use of both physical and virtual merchandising needs.

We expect to capitalize on the expanding mobile and mcommerce environments with a suite of technologies which we believe are simple, secure, device agnostic, flexible, and are enterprise grade. Our products are driven through our patented process, which allows for the financial plumbing t exit over networks, for merchants, retailers, banks, and institutions. The Spindle Mobile ecosystem consists of not only individuals moving funds, but also professional and business entities who seek more ways to interact with consumers and, chosen singly or in concert with one another, facilitate commerce. For its enterprise clients, Spindle Mobile provides P2P, P2B, B2B, B2P, and Mobile Check Deposit. Spindle will offer these products directly to the aforementioned audience with regional business development teams located on both the East and West coasts.

Our products exist in either a client’s location or through our secure cloud based network, located in our data center in Wilshire 1, Los Angeles, CA, which provides flexibility and easy integration. Spindle is entering the market as a Payment Service Provider (PSP). As such Spindle’s system must undergo Payment Card Industry (PCI) certification. Our system will initially require a Merchant Level 4 certification with includes an initial evaluation followed by period random testing. Below are the Visa defined PCI levels:

VISA Merchant Levels Defined

Level	Description
1

Any merchant-regardless of acceptance channel-processing over 6,000,000 Visa transactions per year.

Any merchant that Visa, at its sole discretion, determines should meet the Level 1 merchant requirements to minimize risk to the Visa system.

2	Any merchant-regardless of acceptance channel-processing 1,000,000 to 6,000,000 Visa transactions per year.
3	Any merchant processing 20,000 to 1,000,000 Visa e-commerce transactions per year.
4	Any merchant processing fewer than 20,000 Visa e-commerce transactions per year, and all other merchants-regardless of acceptance channel-processing up to 1,000,000 Visa transactions per year.

Our certification partner will test for the following:

Vulnerability Scanning Service

Network Penetration Tests

1.

Network Mapping

2.

System Identification and Classification

3.

System Vulnerability Identification and Exploitation

4.

Application Architecture Identification and Exploitation

5.

System and Application Compromise

6.

Data Extraction

External and Internal Penetration Testing

Onsite Validation

Information Security Policy and Procedure Validation

As Spindle grows our business we will engage our PCI compliance validation partner for additional certifications to bring us up to a Service Provider certifications status. This enables Spindle to handle a greater number of transactions and connecting to multiple banks and payment processors. This will be important as we grow our white label business.

VISA Service Provider Levels Defined

Level	Canada, CEMEA, Europe, USA
1	All VisaNet processors (member and non-member) and all payment gateways
2	Service Providers (agents) not in Level 1 that store, process, or transmit > 1 million accounts/transactions annually
3	Service Providers (agents) not in Level 1 that store, process, or transmit < 1 million accounts/transactions annually

In order to grow our organization Spindle will need to develop team sales strategies and build the supporting infrastructure. Although in continual advancement and development of our product will be required, to support the changing landscape of functionality and user experience, Spindle’s core products have been developed for PSP and P2P initiatives. Through the successful infusion of necessary capital Spindle will establish these sales networks, hire the company’s internal structure, and further establish our settlement requirements to meet the demand for our products.

Spindle is entering the market as a payment processing company to move funds between legacy payment networks and in and out of the Spindle RhinoPay P2P service. Settlement accounts are used to buffer the daily fluctuation of funds movement between accounts. In addition RhinoPay is a merchant services provider to small merchants accepting credit card, ACH, and Check payments form their customers. As such our sponsoring bank partners require us to have a settlement account is with reserves to funding to cover 1 to 3 months of processing volume. These accounts cover the daily fluctuation of funds moving between payment systems and to cover chargebacks, returns and holdbacks.

We anticipate having a settlement account with our credit card processing partner bank, our ACH processing partner bank, for RhinoPay funds custodial / trust bank, Check 21 processing bank partner, and consumer loans bank partner. We may actually have redundant accounts as our bank branding partnerships grow. Each bank partner will require that settlement funds be immediately available during the nightly settlement process. We generally expect our settlement process to have a net zero balance but we do expect daily variations due to fees, chargeback and other charges to our settlement accounts which we will subsequently pass on to our RhinoPay users and merchant customers.  As part of our growth strategy we will fund our settlement accounts to the levels required to meet demand of our products and services. We anticipate a significant amount of our capital will be used to fund these settlement accounts.

Spindle will develop our growth strategies around our core management team who are experts in their field of payments, product development, and enterprise solutions. We currently employ three managers who perform the roles of President, VP Product Development, and Chief Technology Officer respectively.

In the role of president, Bill Clark is responsible for Spindle's day-to-day operations, including sales, marketing, and product management. Clark brings an impressive resume to Spindle that spans nearly three decades of industry experience. Before joining Spindle, he served as executive vice president and general manager for Apriva's Point of Sale (POS) division. During his tenure with Apriva, he led North American operations for this mobile payments technology leader, and was responsible for the strategic direction and execution of the company's national sales and marketing initiatives, client services, and product management. Under his stewardship, Apriva expanded its sales channel to over 350 partners, and grew into North America's leading provider of wireless payment technology.

Prior to his work with Apriva, Clark served as general manager of wireless products for First Data Merchant Services. At First Data, he pioneered the delivery and sales of emerging technologies over a wide range of markets, including Internet banking, electronic bill presentment, web-based merchant services, RFID/NFC, and the release of TCP/IP and 3G wireless acquiring products. He holds a Bachelors of Science Degree in Electronics and Management from Southern Illinois University, and an MBA from the University of Nebraska-Omaha.

Thomas DeRosa's responsibilities include the creation of Spindle's redundant enterprise infrastructures, and the management of technology and related data centers. He began his technology career with a financial provider in 1983, and subsequently developed several successful businesses functioning as both a chief technology and chief executive officer. Over 30 years Thomas has provided enterprise solutions to organizations in the healthcare, insurance, and travel industries most recently serving as CEO and chief architect for ezGDS, creating one of the top global online travel booking engines.

As vice president of product development, Kevin McNish will oversee the strategic direction and development of Spindle payment platform including the recently acquired RhinoPay® solutions. Prior to joining the company, Kevin held several key positions with First Data, including global product development, business development and product management for wireless Point of Sale (POS) solutions, as well as mobile payment initiatives in North America.

In addition, McNish is the named inventor on Point of Sale System with Ability to Remotely Update Firmware, publication number: US 2009/0037284 A1 for remote firmware updates for POS systems, and has developed and deployed several processes to streamline and manage the rollout of PA-DSS initiatives, contactless technologies, along with EMV and wireless provisioning of POS devices for large scale activation and deployment. He has a Bachelor of Science degree in Information Technology from American Intercontinental University, and an MBA from Nova Southeastern University.

Spindle will leverage its talented senior management team to develop their intellectual property pursuits, sales strategies and infrastructure, and product development.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Intangible assets

Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets began to be consumed.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the years ended December 31, 2011 and 2010, there was no impairment necessary.

Property and equipment

Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment	3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2011 and 2010.  Depreciation expense for the years ended December 31, 2011 and 2010 totaled $170 and $349, respectively.

Software development costs

The Company accounts for the cost of computer software developed or obtained for internal use of its application service by capitalizing qualifying costs, which are incurred during the application development stage and amortizing them over the software’s estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is three years, beginning when the software is ready for its intended use.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of product or services the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2011 and 2010, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Major Customers

During the year ended December 31, 2011, the Company generated 100% of its revenue from one customer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spindle, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2011 and 2010

and

Statements of Operations,

Stockholders’ (Deficit), and

Cash Flows

For the years ended

December 31, 2011 and 2010

and for the period from January 8, 2007 (Inception)

to

December 31, 2011

WEAVER, MARTIN & SAMYN, LLC

To the Board of Directors and Stockholders

Spindle, Inc.

Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Spindle, Inc. (formerly Coyote Hills Golf, Inc.)(A Development Stage Company) as of December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and from January 8, 2007 (inception) through December 31, 2011.  Amounts for periods prior to December 31, 2010 are based on the reports of other auditors.  Spindle, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spindle, Inc. as of December 31, 2011 and the results of its operations, stockholders’ equity, and cash flows for the year then ended and from January 8, 2007 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver Martin & Samyn, LLC

Kansas City, Missouri

March 30, 2012

Certified Public Accountants & Consultants

411 Valentine, Suite 300

Kansas City, Missouri 64111

Phone: (816) 756-5525

Fax: (816) 756-2252

F1

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Coyote Hills Golf, Inc.

We have audited the accompanying balance sheets of Coyote Hills Golf, Inc. (A Development Stage Company) as of December 31, 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2010 and from inception (January 8, 2007) to December 31, 2010. Coyote Hills Golf, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Hills Golf, Inc (A Development Stage Company) as of December 31, 2010, and the results of its operations and its cash flows for the period ended December 31, 2010 and from inception (January 8, 2007) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

__________________________________________________________________

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F2

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Balance Sheets

(Audited)

	December 31,
	2011	2010
Assets

Current assets:
Cash	$3,109	$244
Accounts receivable	16,450	-
Prepaid expenses and current deposits	-	118
Notes receivable, net of allowance of $448,040 and $0		-
as of December 31, 2011 and 2010, respectively	-	-
Total current assets	19,559	362

Fixed assets, net of accumulated depreciation of $1,049
and $880 as of December 31, 2011 and 2010, respectively	-	170

Capitalized software costs, net of accumulated amortization
of $0 and $0 as of December 31, 2011 and 2010, respectively	137,844	-

Total assets	$157,403	$532

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	20,561	500
Total current liabilities	$20,561	$500

Long-term liabilities:
Notes payable - related party, net of debt discount of $17,487
and $0 as of December 31, 2011 and 2010, respectively	33,813	-
Total long-term liabilities	33,813	-

Total liabilities	54,374	500

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 16,480,000 and 44,400,000 shares
issued and outstanding as of December 31, 2011 and 2010	16,480	44,400
Additional paid-in capital	616,087	39,075
Deficit accumulated during development stage	(529,538)	(83,443)
Total stockholders’ equity	103,029	32

Total liabilities and stockholders’ equity	$157,403	$532

The accompanying notes are an integral part of these financial statements.

F3

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Statements of Operations

(Audited)

	For the years ended		From Inception
	December 31,		(January 8, 2007) to
	2011	2010	December 31, 2011

Revenue	$31,421	$-	$31,931

Cost of sales	-	-	491

Gross profit	31,421	-	31,440

Expenses:
Depreciation expense	170	349	1,049
Executive compensation	-	-	10,000
General and administrative expenses	29,035	12,769	101,005
Impairment expense	-	468	468
Total expenses	29,205	13,586	112,522

(Loss) before other expenses	(445,824)	(13,586)	(529,122)

Other expense:
Impairment of notes receivable	(448,040)	-	(448,040)
Interest expense	(221)	-	(221)
Total other expenses	(448,261)	-	(448,261)

(Loss) before provision for income taxes	(446,045)	(13,586)	(529,343)

Provision for income taxes	(50)	(50)	(195)

Net (loss)	$(446,095)	$(13,636)	$(529,538)

Weighted average number of
common shares outstanding - basic	42,175,604	44,400,000

Net (loss) per share-basic	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

Statements of Stockholders’ Equity

From Inception (January 8, 2007) to December 31, 2011

(Audited)

							(Deficit)
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance, January 8, 2007	-	$-	-	$-	$-	$-	$-	$-

January 12, 2007
Additional paid-in capital	-	-	-	-	175	-	-	175

January 12, 2007
Founders’ shares
issued for services
$0.001 per share	-	-	40,000,000	40,000	(30,000)	-	-	10,000

February 8, 2007
Additional paid-in capital	-	-	-	-	100	-	-	100

March 28, 2007
Subscriptions receivable
$0.05 per share	-	-	1,200,000	1,200	13,800	(15,000)	-	-

April 3, 2007
Subscriptions receivable	-	-	-	-	-	15,000	-	15,000

Net loss
Inception (January 8, 2007)
to December 31, 2007	-	-	-	-	-	-	(18,974)	(18,974)

Balance, December 31, 2007	-	-	41,200,000	41,200	(15,925)	-	(18,974)	6,301

May 8, 2008
Issued for cash
$0.05 per share	-	-	3,200,000	3,200	36,300	-	-	39,500

Net loss
For the year ended
December 31, 2008	-	-	-	-	-	-	(38,093)	(38,093)

Balance, December 31, 2008	-	-	44,400,000	44,400	20,375	-	(57,067)	7,708

Donated capital	-	-	-	-	7,400	-	-	7,400

Net loss
For the year ended
December 31, 2009	-	-	-	-	-	-	(12,740)	(12,740)

Balance, December 31, 2009	-	-	44,400,000	44,400	27,775	-	(69,807)	2,368

Donated capital	-	-	-	-	11,300	-	-	11,300

Net loss
For the year ended
December 31, 2010	-	-	-	-	-	-	(13,636)	(13,636)

Balance, December 31, 2010	-	-	44,400,000	44,400	39,075	-	(83,443)	32

November 2011
Warrants issued with debt	-	-	-	-	17,709	-	-	17,709

December 2011
Cancellation of stock	-	-	(41,120,000)	(41,120)	41,120	-	-	-

December 2,2011
Issuances of stock for assets	-	-	13,200,000	13,200	540,683	-	-	553,883

December 2011
Distribution to Spindle Mobile	-	-	-	-	(31,000)	-	-	(31,000)

Donated capital	-	-	-	-	8,500	-	-	8,500

Net loss
For the year ended
December 31, 2011	-	-	-	-	-	-	(446,095)	(446,095)

Balance, December 31, 2012	-	$-	16,480,000	$16,480	$616,087	$-	$(529,538)	$103,029

The accompanying notes are an integral part of these financial statements.

F4

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Audited)

			Inception
	For the years ended December 31,		(January 8, 2007) to December 31,
	2011	2010	2011

Operating activities
Net loss	$(446,095)	$(13,636)	$(529,538)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Depreciation and amortization	170	349	1,049
Impairment of asset	448,040	468	448,508
Amortization of debt discount	221	-	221
Changes in operating assets and liabilities:
Decrease in inventory	-	583	(468)
(Increase) in accounts receivable	(16,450)	-	(16,450)
(Increase) decrease in prepaid expenses and deposits	118	916	-
Increase (decrease) in accounts payable	20,061	-	20,561
Net cash provided by (used) in operating activities	6,065	(11,320)	(66,117)

Investing activities
Acquisitions of fixed assets	-	-	(1,049)
Acquisitions of capitalized software costs	(32,000)	-	(32,000)
Net cash (used) in investing activities	(32,000)	-	(33,049)

Financing activities
Distribution	(31,000)	-	(31,000)
Proceeds for notes payable - related party	51,300	-	51,300
Donated capital	8,500	11,300	27,475
Issuances of common stock	-	-	54,500
Net cash provided by investing activities	28,800	11,300	102,275

Net increase (decrease) in cash	2,865	(20)	3,109
Cash - beginning of the year	244	264	-
Cash - end of the year	$3,109	$244	$3,109

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$50	$50	$195

Non-cash transactions
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	40,000,000

The accompanying notes are an integral part of these financial statements.

F5

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 1 - History and organization of the company

The Company was originally organized on January 8, 2007 (Date of Inception) under the laws of the State of Nevada, as Coyote Hills Golf, Inc.  On November 15, 2011, the Company amended its articles of incorporation to change its name from Coyote Hills Golf, Inc. to Spindle, Inc.  The Company is authorized to issue up to 300,000,000 shares of its common stock with a par value of $0.001 per share and up to 50,000,000 shares of its preferred stock with a par value of $0.001 per share.

On December 2, 2011, the Company entered into and closed an Asset Purchase Agreement by and between Coyote Hills Golf, Inc., Spindle Mobile, Inc., a Delaware corporation, and Mr. Mitch Powers, Ms. Stephanie Erickson and Mr. Kamiar Khatami, all three of whom collectively owned a majority of the Company’s issued and outstanding common stock.  In accordance with the Agreement, we acquired various physical assets and intellectual property from SMI.  As a result of the transaction, SMI the business of the Company is a commerce-centric company which generates revenue through patented conversion and networked payment processes.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

Accounts receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

F6

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 2 - Accounting policies and procedures (continued)

Inventory (continued)

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

Balance of inventory as on December 31, 2011 and 2010 was $ 0 and $0.

Intangible assets

Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets began to be consumed.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the years ended December 31, 2011 and 2010, there was no impairment necessary.

F7

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 2 - Accounting policies and procedures (continued)

Property and equipment

Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment	3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2011 and 2010.  Depreciation expense for the years ended December 31, 2011 and 2010 totaled $170 and $349, respectively.

Software development costs

The Company accounts for the cost of computer software developed or obtained for internal use of its application service by capitalizing qualifying costs, which are incurred during the application development stage and amortizing them over the software’s estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is three years, beginning when the software is ready for its intended use.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of product or services the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2011 and 2010, management has concluded that neither a reserve for product returns nor a warranty liability is required.

F8

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 2 - Accounting policies and procedures (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See note 12 for further details.

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the years ended December 31, 2011 and 2010, there were no advertising and marketing costs.

Loss per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2011 and 2010, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. See note 13 for further details.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

F9

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 2 - Accounting policies and procedures (continued)

Recently Issued Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through March 2012 and believes that none of them will have a material effect on the company’s financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Major Customers

During the year ended December 31, 2011, the Company generated 100% of its revenue from one customer.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($529,538) for the period from January 8, 2007 (inception) to December 31, 2011, and had net sales of $31,931.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company has recently issued debt securities and is contemplating conducing an offering of its common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 - Notes receivable

On December 2, 2011, the Company entered into and closed an Asset Purchase Agreement with Spindle Mobile, Inc.  As part of the transaction, the Company acquired notes receivable totaling $448,040 from two non-related individuals.  The notes were originated between November 2009 and June 2010.  As of December 31, 2011, the Company determined it probable that it will be unable to collect the balances due and resultantly impaired the notes receivable.  As of December 31, 2011, the Company recorded impairment of notes receivable expense of $448,040.

Notes receivable consisted of the following at:

	December 31,
	2011	2010
Unsecured promissory note, due upon demand, interest at 2.59% per annum	$ 448,040	$ -
Less: Allowance	(448,040)	-
Total notes receivable	$ -	$ -

Interest income for the years ended December 31, 2011 and 2010 are $0 and $0 respectively.  As of December 31, 2011 and 2011, the accrued interest receivable is $0 and $0, respectively.

F10

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 5 - Fixed assets

Fixed assets consisted of the following at:

	December 31,
	2011	2010
Computer equipment	$ 1,049	$ 1,049
Less: Accumulated depreciation	(1,049)	(880)
Total fixed assets, net	$ -	$ 169

Note 6 - Capitalized software costs

Capitalized software costs consisted of the following at:

December 31,
	2011	2010
Capitalized software costs	$ 137,844	$ -
Less: Accumulated amortization	-	-
Total capitalized software costs, net	$ 137,844	$ -

The Company has developed proprietary software for the secure movement of funds between individuals and businesses.  The Company has capitalized certain development costs because the product is in the application development stage.  The Company anticipates commencing amortization during the third quarter of 2012.  No amortization expense has been recognized as of December 31, 2011 because the software has not been placed into service.

Note 7 - Notes payable - related party

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  The note bears 0% interest and is due on November 13, 2014.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s par value common stock at a price per share of $1.00.  Resultantly, a discount of $17,709 was attributed to the value of the note, which amount is being amortized over a period of 36 months.  As of December 31, 2011, a total of $221 has been amortized and recorded as interest expense related to the warrants.  See note 9 for additional discussion regarding the issuance of warrants.

On December 15, 2011, the Company received loans from a related party totaling $26,300.  The related party agreed to loan the Company up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.  The loan is unsecured and bears no interest.  As of December 31, 2011, the balance owed to the Company in principal was $26,300.

Note 8 - Stockholders’ equity

The Company was originally authorized to issue up to 100,000,000 shares of one class of common stock, par value $.001.  On November 15, 2011, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 300,000,000 shares of par value common stock and 50,000,000 shares of par value preferred stock.

On November 15, 2011, the Company effectuated a 4-for-1 forward stock split.  All share and per share amounts have been retroactively restated.

On January 12, 2007, an officer and director of the Company paid for incorporation fees on behalf of the Company in the amount of $175.  The entire amount is not expected to be repaid and is considered to be additional paid-in capital.

On January 12, 2007, the Company issued 40,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

On February 8, 2007, an officer and director of the Company donated cash in the amount of $100.  The entire amount is considered to be additional paid-in capital.

On March 28, 2007, the Company issued 1,200,000 shares of its $0.001 par value common stock for subscriptions receivable of $15,000 in a private transaction to one shareholder.  In April 2007, the subscriptions receivable was satisfied and the entire $15,000 was received in cash.

F11

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 8 - Stockholders’ equity (continued)

On May 8, 2008, the Company completed a public offering, whereby it sold 3,200,000 shares of its par value common stock for total gross cash proceeds in the amount of $40,000.  Total offering costs related to this issuance was $500.

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $7,400.  The entire amount is considered to be additional paid-in capital.

During the year ended December 31, 2010, an officer and director of the Company donated cash in the amount of $11,300.  The entire amount is considered to be additional paid-in capital.

In connection with the December 2, 2011 Asset Purchase Agreement, former officers and directors of the Company agreed to cancel a total of 41,120,000 shares of common stock.  See note 11 for further details.

Also on December 2, 2011, and in connection with the Asset Purchase Agreement, the Company issued 13,200,000 shares of common stock to acquire assets valued at $553,884.  See note 11 for further details.

During the year ended December 31, 2011, an officer and director of the Company donated cash in the amount of $8,500.  The entire amount is considered to be additional paid-in capital.

During the year ended December 31, 2011, the Company loaned $31,000 to a related entity.  The distribution is not expected to be repaid and is considered to be a reduction to additional paid-in capital.

As of December 31, 2011, there have been no other issuances of common stock.

Note 9 - Warrants

On November 14, 2011, the Company issued warrants to purchase shares of the Company’s par value common stock to a related-party in conjunction with a promissory note.  The warrant holder was granted the right to purchase 250,000 shares of common stock of the Company for an aggregate purchase price of $250,000 or $1.00 per share.  The aggregate fair value of such warrants totaled $60,720 based on the Black Schoeles Merton pricing model using the following estimates: 2.04% risk free rate, 52% volatility and expected life of the warrants of 10 years.  See note 7 for further details.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011 and 2010 and changes during the years ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2009	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2010	0	$ 0.00
Granted	250,000	$ 1.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2011	250,000	$ 1.00
Warrants exercisable at December 31, 2011	250,000	$ 1.00
Warrants exercisable at December 31, 2010	0	$ 0.00

F12

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 9 - Warrants (continued)

The following tables summarize information about stock options outstanding and exercisable at December 31, 2011:

	WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.00	250,000	9.92	$ 1.00
	250,000	9.92	$ 1.00

	WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 1.00	250,000	$ 1.00
	250,000	$ 1.00

Note 10 - Related party transactions

On January 12, 2007, an officer and director of the Company paid for incorporation fees on behalf of the Company in the amount of $175.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

On January 12, 2007, the Company issued 40,000,000 shares of its $0.001 par value common stock as founders’ shares to its two officers and directors in exchange for services rendered in the amount of $10,000.

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

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s par value common stock at a price per share of $1.00.  See note 7 for further details.

In connection with the December 2, 2011 Asset Purchase Agreement and Addendum Number 1 thereto, former officers and directors of the Company agreed to cancel a total of 41,120,000 shares of common stock.  See note 11 for further details.

Also on December 2, 2011, and in connection with the Asset Purchase Agreement and Addendum Number 1 thereto, the Company issued 13,200,000 shares of common stock to acquire assets valued at $553,884.  See note 11 for further details.

On December 15, 2011, the Company received loans from a related party totaling $26,300.  The related party agreed to loan the Company up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.

During the year ended December 31, 2011, an officer and director of the Company donated cash in the amount of $8,500.  The entire amount is considered to be additional paid-in capital.

During the year ended December 31, 2011, the Company distributed funds in the amount of $31,000 to a related entity.  The distribution is not expected to be repaid and is considered to be a reduction to additional paid-in capital.

F13

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 11 - Agreements

On December 2, 2011, the Company entered into and closed an Asset Purchase Agreement by and between Coyote Hills Golf, Inc., Spindle Mobile, Inc., a Delaware corporation, and Mr. Mitch Powers, Ms. Stephanie Erickson and Mr. Kamiar Khatami, all three of whom collectively owned a majority of our issued and outstanding common stock.  In accordance with the Agreement, the Company acquired various assets and intellectual property from SMI originally valued at $553,884.  In exchange for the assignment of the Assets, and pursuant to Addendum Number 1 to the Asset Purchase Agreement, the Company agreed to the following:

1.     The assumption of the lawsuit filed in the United States District Court for the District of Arizona; Case #01-CV-441; whereby Net MoneyIN, Inc. (a predecessor to Spindle, Inc.) sued Eprocessing Network and other co-defendants for patent infringement;

2.     The issuance of 13,200,000 shares of the Registrant’s unregistered common stock;

3.     The cancellation by Ms. Erickson of 19,965,000 shares of the Registrant’s common stock owned by her;

4.     The cancellation by Mr. Powers of 19,965,000 shares of the Registrant’s common stock owned by him; and

5.     The cancellation by Mr. Khatami of 1,190,000 shares of the Registrant’s common stock owned by him.

As a result of the transaction, SMI acquired 13,200,000 shares of common stock of the Company, or approximately 80% of the issued and outstanding common stock of the Company.

Note 12 - Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$3,109	$-	$-	$3,109
Notes receivable	-	-	-	-
Accounts payable	-	20,561	-	20,561
Notes payable - related party	-	51,300	-	51,300

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$244	$-	$-	$-
Accounts payable	-	500	-	500

F14

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Note 13 - Income Taxes

For the years ended December 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2011 and 2010, the Company had approximately $81,498 and $83,443 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	27,709	29,205
Valuation allowance	(27,709)	(29,205)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $27,709 and $29,205, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2011 & 2010

Federal statutory tax rate	(34.0)%
Permanent difference and other	34.0%

Note 14 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report, except as noted below.

Through March 2012, the Company sold a total of 319,000 shares of common stock for $159,500.

F15

ITEM 9A(T) - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2011.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2011.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Spindle, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

William Clark	54	President

John Devlin	64	Director

Glen Bancroft	56	Director

David Ide	37	Director

William Clark, President:  Mr. Clark is responsible for the Registrant’s day-to-day operations, including sales, marketing, and product management.  Mr. Clark brings an impressive resume to the Registrant that spans nearly three decades of industry experience.  Before joining the Registrant, he served as executive vice president and general manager for Apriva's Point of Sale (POS) division.  During his tenure with Apriva, he led North American operations for this mobile payments technology leader and was responsible for the strategic direction and execution of the company's national sales and marketing initiatives, client services, and product management.  Under his stewardship, Apriva expanded its sales channel to over 350 partners, and grew into North America's leading provider of wireless payment technology.

Prior to his work with Apriva, Mr. Clark served as general manager of wireless products for First Data Merchant Services.  At First Data, he pioneered the delivery and sales of emerging technologies over a wide range of markets, including Internet banking, electronic bill presentment, web-based merchant services, RFID/NFC, and the release of TCP/IP and 3G wireless acquiring products.  He holds a Bachelors of Science Degree in Electronics and Management from Southern Illinois University, and an MBA from the University of Nebraska-Omaha.

John Devlin, Director: Mr. Devlin has served as a Director and Audit Committee Chairman of Augme Technologies, Inc. (NASDAQ: AUGT.OB), a mobile technology company, since 2009. Mr. Devlin has been in the investment and asset management business for over 23 years.  Formerly, from 2003 to 2008, Mr. Devlin was the Vice Chairman of McKim & Company LLC, a venture capital source firm for start-up companies in the $1mm to $20mm bracket, where he was responsible for providing strategic planning and direction. This included sourcing new ideas, due diligence, corporate governance, business plan review, discussions and discernment with company managements and assistance in subsequent financings.  From 1986 to 2003, he was with J.P. Morgan Investment Management, where he started as a Fixed Income Trader, was later selected for a Special Overseas Assignment and later became a Senior Relationship Manager. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Before retiring from J.P. Morgan Investment Management, he held various positions with U.S. Steel Corporation and the Carnegie Pension Fund between 1974-1986, where he was responsible for directing investment activity of the U.S. Steel & Carnegie Pension Funds with an asset size of over $7 billion, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $44 billion in assets.  Mr. Devlin received an MBA from Pace University and completed his undergraduate degree in Finance at Georgetown University.  Mr. Devlin serves as an Independent Director and Chairman of the Audit Committee for Spindle, Inc.

Glenn Bancroft, Director: Mr. Bancroft is the Broker and Chief Executive Officer of Bancroft & Associates, a real estate investment and management firm Mr. Bancroft founded in 1981, representing over $250 million in sales, and has directed a portfolio of more than $500 million in property management. Mr. Bancroft is an entrepreneur and investment professional with more than thirty years of experience in domestic and international real estate.  Mr. Bancroft will serve as an Independent Director and Chairman of the Compensation Committee.

David Ide began serving as Founder, Chairman, and CEO of Modavox, Inc. in October of 2005 after he managed the transition of SurfNet Media into Modavox. Mr. Ide engineered accretive acquisitions of four companies for Modavox, formulated the integration processes, and enhanced the technology and intellectual property foundation. In July 2009 Mr. Ide developed and executed Modavox, Inc., acquisition of Augme Technologies, Inc. At that time, Mr. Ide was appointed to the new Board of Directors of Augme Technologies (NASDAQ:AUGT.OB) and became their Chief Strategy Officer where he continued to manage the forward vision and M&A strategies for the combined company. He resigned as an Officer & Director in August 2010, to engage full time on conversion and transaction technologies, but remained a consultant for that company through June 2011.

Mr. Ide is the named inventor on USPTO 7,653,544 “Method and apparatus for website navigation” and worked extensively with 7,269,636 “Method and a system for adding function to a web page. Mr. Ide is a partner in several technology companies and is the founder of Kino Interactive, AudioEye, LLC, SEFE, Inc. and serves the shareholders of SEFE, Inc., as a Director. In January 2011, Mr. Ide founded and became Chief Executive Officer of Spindle Mobile, Inc. a Delaware Company, a mobile conversion and transaction company, fortified by issued and pending United States Patents.

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

Audit Committee and Financial Expert

The Audit Committee is comprised of John Devlin and Glenn Bancroft.  Our audit committee's main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Company has determined Mr. Devlin an independent Director, is an audit committee financial expert.

Compensation Committee

The Compensation Committee is comprised of Glenn Bancroft and John Devlin. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Committee reviews, recommends and approves salaries and other compensation of Spindle’s executive officers, administers Spindle’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers), and administers the executive officer incentive plans.

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

Corporate Governance

Nominating Committee

We have a Nominating Committee and Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee.

Duties and Responsibilities

In furtherance of the Committee’s purpose, and in addition to any other responsibilities which may be properly assigned by the Board, the Committee shall have the following responsibilities and duties:

•

Review and make recommendations to the Board annually with respect to the composition, size and needs of the Board.

•

Recommend criteria for Board membership, including the minimum qualifications for a nominee and the qualities and skills that the Committee believes are necessary or desirable for a Board member to possess.

•

Lead the search in identifying individuals qualified to become Board members. Before recommending a nominee, review and conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates for director.

•

Recommend a slate of director nominees for approval by the Board and election by the stockholders in connection with the Annual Meeting of Stockholders. Recommend new directors for approval and election by the Board to fill vacancies on the Board, including any newly created directorships, as needed.

•

Review stockholder nominations for candidacy to the Board, if any, and any shareholder proposals affecting corporate governance, and make recommendations to the Board accordingly.

•

Review the composition of each committee of the Board and present recommendations to the Board for committee memberships annually and to fill vacancies as needed.

•

Review planning for succession to the position of Chairperson of the Board and Chief Executive Officer and other senior management positions. To assist the Committee with this responsibility, the Chief Executive Officer will annually provide the Committee with recommendations and evaluations of potential successors to succeed him or her and other members of senior management.

•

Periodically review overall corporate governance principles, procedures and practices of the Company and make recommendations to the Board as appropriate.

•

Periodically review and report to the Board on the effectiveness of corporate governance procedures and the Board as a governing body, including conducting an annual self-assessment of the Board and its standing committees. Annually review and evaluate the Committee’s performance under this Charter.

•

Periodically review this Charter, the Company’s Certificate of Incorporation, Bylaws and other corporate governance documents and recommend any changes or amendments to the Board, as the Committee deems appropriate, including changes necessary to satisfy any applicable requirements of the Nasdaq, the Securities and Exchange Commission and any other legal or regulatory requirements.

•

Perform any other activities consistent with this Charter, and the Company’s Bylaws and Certificate of Incorporation, as the Committee may deem necessary or appropriate for the fulfillment of its responsibilities under this Charter or as required by applicable law or regulation, or as may be determined by the Board.

•

Do every other act incidental to, arising out of or in connection with, or otherwise related to, the authority granted to the Committee hereby or the carrying out of the Committee’s duties and responsibilities hereunder.

•

Notwithstanding any of the foregoing, the legal liability of any of the Committee members shall be no greater than that of other members of the Board.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 15% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 6821 E. Thomas Road, Scottsdale, AZ 85251.

We will consider compensation for our Directors during fiscal year 2012 and is actively engaged with counsel to formulate a Qualified Stock Option Plan for employees and future Board members. We have not reached agreement on compensation nor has the board summited a formal request to the Company for consideration. Until the company reaches cash flow positive it will not compensate it’s directors in cash however will seek stock option grants vesting over the period of their service. The Company will seek approval of options through proxy by shareholders during the next, currently unscheduled, shareholder meeting.

Indemnification of Officers and Directors

The Company’s articles of incorporation and bylaws provide for indemnification of the Company’s officers and directors, to the fullest extent permitted by the Nevada Corporations Code, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was an officer or director of the Company. Moreover, the Company has entered into indemnification agreements with each director and officer of the Company providing for such indemnification. In this regard, the Company has the power to advance to any officer or director expenses incurred in defending any such proceeding to the maximum extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2011 and 2010 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William Clark	2011	0	0	0	0	0	0	0	0
President

Mitch Powers	2011	0	0	0	0	0	0	0	0
Former President	2010	0	0	0	0	0	0	0	0

Stephanie Erickson	2011	0	0	0	0	0	0	0	0
Former Secretary and	2010	0	0	0	0	0	0	0	0
Treasurer

Directors' Compensation

All of our current members of the Board of Directors of the Company are employees of the Company, and do not receive any compensation for serving on the Company’s board.  The Company’s directors are  entitled to receive reimbursement of preapproved out-of-pocket expenses.  The Company is actively engaged with counsel to formulate a Qualified Stock Option Plan for employees and future Board members.

Employment Contracts and Officers’ Compensation

The Company does not have employment agreements with any of its officers, directors of employees.  Any future compensation to be paid to these individuals will be determined by the Board of Directors, and employment agreements will be executed.

Stock Option Plan and other Long-term Incentive Plan

The Company does not have existing or proposed option/SAR grants. The Company is actively engaged with counsel to formulate a Qualified Stock Option Plan for employees and future Board members.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Spindle, Inc.’s common stock by all persons known by Spindle to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)

William Clark, President	0	0%

John Devlin, Director	50,000.003%

Glen Bancroft, Director	50,000.003%

David Ide, Director(4)	4,000,000	26.9%

All Directors and Officers as a group (4 persons)	4,550,000	26.9%

Notes:

1.

The address for the Officers and Directors of the Company is c/o Spindle, Inc., 6821 E. Thomas Road, Scottsdale, AZ 85251.

2.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Common Stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of the date of this Memorandum, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

3.

The percentage of outstanding shares beneficially owned assumes that and there are 16,480,000 Shares issued and outstanding as of December 31, 2011.

4.

Voting and investment authority with regard to the shares held by Spindle Mobile, Inc. is held by David Ide, the Chief Executive Officer of Spindle Mobile, Inc.  The mailing address of Spindle Mobile, Inc. is 10230 East Mountain Spring Rd, Scottsdale, AZ 85255.

The Company has 250,000 warrants currently outstanding owned by David Ide. The warrants are exercisable at the discretion of the warrant holders at the price of $1.00 per share. The shares do not provide for cashless exercise or registration rights. The warrant expires on November 13, 2021.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 15, 2011, the Company effectuated a 4-for-1 forward stock split.  All share and per share amounts have been retroactively restated.

On January 12, 2007, Mitch Powers, our President and Director, paid for incorporation fees in the amount of $175 on our behalf.

On January 12, 2007, we issued 20,000,000 shares of $0.001 par value common stock to Mitch Powers, an officer and director, in exchange for services performed valued at $5,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

On January 12, 2007, we issued 20,000,000 shares of $0.001 par value common stock to Stephanie Erickson, an officer and director, in exchange for services performed valued at $5,000, related specifically to administrative duties performed, as well as executing and implementing our operational goals and processes.

On February 8, 2007, Ms. Erickson donated cash in the amount of $100.

On November 14, 2011, we entered into a promissory note with a related party for $25,000.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of our par value common stock at a price per share of $1.00.

In connection with the December 2, 2011 Asset Purchase Agreement and Addendum Number 1 thereto, our former shareholders agreed to cancel a total of 41,120,000 shares of common stock.

Also on December 2, 2011, and in connection with the Asset Purchase Agreement and Addendum Number 1 thereto, we issued 13,200,000 shares of common stock to acquire assets valued at $553,884.

On December 15, 2011, we received loans from a related party totaling $26,300.  The related party agreed to loan us up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.

During the year ended December 31, 2011, we distributed funds in the amount of $31,000 to a related entity.  The distribution is not expected to be repaid and is considered to be a reduction to additional paid-in capital.

Through the year ended December 31, 2011, Mitch Powers, an officer and director of the Company, donated cash in the amount of $27,200.  The entire amount has been donated and is not expected to be repaid.

Director Independence

The Board of Directors has concluded that our directors, John Devlin, John Bancroft and David Ide, are not independent in accordance with the director independence standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit fees	$ 9,575	$ 8,000
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$ 9,900	$ 8,325

ITEM 15 - EXHIBITS

(a)

Documents Filed as part of this report

1.

The financial statements listed in the "Index to Financial Statements" are filed as part of this report.

2.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)

Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2012.

SPINDLE, INC.
(Registrant)

By: /s/ William Clark
Bill Clark, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Clark	President	March 30, 2011
William Clark

/s/ John Devlin	Chief Financial Officer	March 30, 2011
John Devlin

/s/ John Devlin	Chief Accounting Officer	March 30, 2011
John Devlin

/s/ John Devlin	Director	March 30, 2011
John Devlin

/s/ Glen Bancroft	Director	March 30, 2011
Glen Bancroft

/s/ David Ide	Director	March 30, 2011
David Ide

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)
(b) By-Laws (1)

10	Material Agreements

(a) Asset Purchase Agreement (2)
(b) Addendum No. 1 to Asset Purchase Agreement

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document

(SCH) XBRL Taxonomy Extension Schema Document

(CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(DEF) XBRL Taxonomy Extension Definition Linkbase Document

(LAB) XBRL Taxonomy Extension Label Linkbase Document

(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

(1)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

(2)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 6, 2011.

8-K Filed Date	Item Number

November 2, 2011	Form 8-K

Item 5.02 Departure of Directors or Principal Officers

November 16, 2011	Form 8-K

Item 5.02 Departure of Directors or Principal Officers

December 6, 2011	Form 8-K

Item 1.01 Entry into a Material Definitive Agreement
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 3.02 Unregistered Sales of Equity Securities
Item 4.01 Changes in Registrant’s Certifying Accountant
Item 5.01 Changes in Control of Registrant
Item 5.02 Departure of Directors or Principal Officers
Item 5.03 Amendments to Articles of Incorporation
Item 5.06 Change in Shall Company Status
Item 8.01 Other Events