Form 10-Q
period 2012-06-30
SPINDLE, INC.
filed 2012-08-14
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-145088

SPINDLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8241820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18835 North Thompson Peak Parkway Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(480) 335-7351
(Registrant's telephone number, including area code)

6821 East Thomas Road
Scottsdale, AZ 85251
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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	16,844,001 shares
(Class)	(Outstanding as at August 14, 2012)

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2011, Annual Report on Form 10-K, previously filed with the Commission on March 30, 2012.

Spindle, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$40,599	$3,109
Accounts receivable	-	16,450
Prepaid expenses and deposits	50,265	-
Total current assets	90,864	19,559

Fixed assets, net of accumulated depreciation of
of $24 and $0 as of June 30, 2012
and December 31, 2011, respectively	5,443	-

Capitalized software costs, net of accumulated amortization
of $0 and $0 as of June 30, 2012
and December 31, 2011, respectively	290,540	137,844

Total assets	$386,847	$157,403

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$74,170	$20,561
Payroll liabilities	20,833	-
Total current liabilities	95,003	20,561

Long-term liabilities
Notes payable - related party , net of debt discount of $14,019 and
$17,487 as of June 30, 2012 and December 31, 2011, respectively	127,516	33,813
Total current liabilities	127,516	33,813

Total liabilities	222,519	54,374

Stockholders’ equity:
Preferred stock, $.001, par value, 50,000,000 shares
Authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 16,594,001 and 16,480,000 shares issued and
outstanding as of June 30, 2012 and
December 31, 2011, respectively	16,594	16,480
Additional paid-in capital	1,171,974	616,087
Deficit accumulated during development stage	(1,024,240)	(529,538)
Total stockholders’ equity	164,328	103,029

Total liabilities and stockholders’ equity	$386,847	$157,403

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended		January 8, 2007
	June 30,		June 30,		(Inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$18,053	$-	$18,053	$-	$49,984

Cost of sales	7,828	-	7,828	-	8,319

Gross profit	10,225	-	10,225	-	41,665

Expenses:
Depreciation and amortization	24	82	24	169	1,073
Executive compensation	-	-	-	-	10,000
General and administrative expenses	314,919	2,395	501,435	7,540	602,440
Impairment expense	-	-	-	-	468
Total expenses	314,943	2,477	501,459	7,709	613,981

Loss before other expenses	(304,718)	(2,477)	(491,234)	(7,709)	(572,316)

Other expense:
Impairment of notes receivable	-	-	-	-	(448,040)
Interest expense	(3,025)	-	(3,468)	-	(3,689)
Total other expense	(3,025)	-	(3,468)	-	(451,729)

Loss before provision for income taxes	(307,743)	(2,477)	(494,702)	(7,709)	(1,024,045)

Provision for income taxes	-	-	-	-	(195)

Net (loss)	$(307,743)	$(2,477)	$(494,702)	$(7,709)	$(1,024,240)

Weighted average number of
common shares outstanding - basic
and fully diluted	16,963,311	44,400,000	16,813,061	44,400,000

Net (loss) per share - basic and fully
diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended		Inception
	June 30,		(January 8, 2007) to
	2012	2011	March 31, 2012

Operating activities
Net loss	$(494,702)	$(7,709)	$(1,024,240)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Shares issued for executive compensation	-	-	10,000
Shares issued for consulting	112,500	-	112,500
Depreciation and amortization	24	169	1,073
Impairment of asset	-	-	448,508
Amortization of debt discount	3,468	-	3,689
Changes in operating assets and liabilities:
Decrease in inventory	-	-	(468)
(Increase) in accounts receivable	16,450	-	-
(Increase) decrease in prepaid expenses and deposits	(50,265)	-	(50,265)
Increase (decrease) in accounts payable	53,609	310	74,170
Increase (decrease) in payroll liabilities	20,833	-	20,833
Net cash (used) in operating activities	(338,083)	(7,230)	(404,200)

Investing activities
Acquisitions of fixed assets	(5,467)	-	(6,516)
Acquisitions of capitalized software costs	(152,696)	-	(184,696)
Net cash (used) in investing activities	(158,163)	-	(191,212)

Financing activities
Distributions	-	-	(31,000)
Proceeds for notes payable - related party	90,236	1,750	141,536
Donated capital	-	6,000	27,475
Issuances of common stock	444,500	-	499,000
Repurchase of common stock	(1,000)	-	(1,000)
Net cash provided by investing activities	533,736	7,750	636,011

Net increase in cash	37,490	520	40,599
Cash - beginning of the year	3,109	244	-
Cash - end of the year	$40,599	$764	$40,599

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$195

Non-cash transactions
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	40,000,000
Shares issued for consulting	$112,500	$-	$112,500
Number of shares issued for consulting	225,001	-	225,001

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was originally organized on January 8, 2007 (Date of Inception) under the laws of the State of Nevada, as Coyote Hills Golf, Inc.  On November 15, 2011, the Company amended its articles of incorporation to change its name from Coyote Hills Golf, Inc. to Spindle, Inc.  The Company is authorized to issue up to 200,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is a commerce-centric company which generates revenue through patented conversion and networked payment processes.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,024,240) for the period from January 8, 2007 (inception) to June 30, 2012, and had minimal net sales of $49,984.

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

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Accounting policies and procedures

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants as of June 30, 2012.  See Note 10.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the three months ended June 30, 2012 and 2011.

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

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting updates through August 2012 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 5 - Prepaid expenses and deposits

On February 7, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $5,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the six months ended June 30, 2012, the Company recognized legal expenses of $0.  As of June 30, 2012, the balance in prepaid expenses was $5,000.

On June 2, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $50,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the six months ended June 30, 2012, the Company recognized legal expenses of $4,735.  As of June 30, 2012, the balance in prepaid expenses was $45,265.

Note 6 - Fixed assets

Fixed assets consisted of the following at:

	June 30,	December 31,
	2012	2011
Computer equipment	$ 1,049	$ 1,049
Furniture	5,467	-
Less: Accumulated depreciation	(1,073)	(1,049)
Total fixed assets, net	$ 5,443	$ -

Note 7 - Capitalized software costs

Capitalized software costs consisted of the following at:

	June 30,	December 31,
	2012	2011
Capitalized software costs	$ 290,540	$ -
Less: Accumulated amortization	-	-
Total capitalized software costs, net	$ 290,540	$ -

The Company has developed proprietary software for the secure movement of funds between individuals and businesses.  The Company has capitalized certain development costs because the product is in the application development stage.  Amortization expense for the six months ended June 30, 2012 was $0.

Note 8 - Notes payable - related party

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  The note bears 0% interest and is due on November 13, 2014.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s par value common stock at a price per share of $1.00.  Resultantly, a discount of $17,709 was attributed to the value of the note, which amount is being amortized over a period of 36 months.  During the six months ended June 30, 2012, a total of $3,468 has been amortized and recorded as interest expense related to the discount.  See Note 10 for additional discussion regarding the issuance of warrants.

On December 15, 2011, the Company received loans from a related party totaling $26,300.  The related party agreed to loan the Company up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.  The loan is unsecured and bears no interest.  On May 3, 2012, related party agreed to increase the maximum loan amount to $250,000.  During the six months ended June 30, 2012, the Company received additional funds totaling $90,236 and the balance owed to the Company in principal was $141,535.

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 9 - Stockholders’ equity

The Company was originally authorized to issue up to 100,000,000 shares of one class of common stock, par value $.001.  On November 15, 2011, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares of par value common stock.

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

On December 2, 2011, former officers and directors of the Company agreed to cancel a total of 41,120,000 shares of common stock.

On December 2, 2011, the Company issued 13,200,000 shares of common stock to acquire assets valued at $553,884.

During the year ended December 31, 2011, an officer and director of the Company donated cash in the amount of $8,500.  The entire amount is considered to be additional paid-in capital.

During the three months ended March 31, 2012, the Company sold a total of 319,000 shares of common stock for total cash of $159,500.

During the three months ended June 30, 2012, the Company sold a total of 570,000 shares of common stock for total cash of $285,000.

On April 27, 2012, the Company issued 100,000 shares of common stock for consulting services rendered totaling $50,000.

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 9 - Stockholders’ equity (continued)

On June 2, 2012, the Company issued 100,000 shares of common stock for legal services rendered totaling $50,000.

On June 5, 2012, the Company issued a total of 25,001 shares of common stock for consulting services rendered totaling $12,501.

On June 26, 2012, the Company repurchased and cancelled 1,000,000 shares of common stock of the Company held by a shareholder in exchange for cash of $1,000.

As of June 30, 2012, there have been no other issuances of common stock.

Note 10 - Warrants

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012 and 2011 and changes during the six months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2011	0	$ 0.00
Granted	250,000	$ 1.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2011	250,000	$ 1.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2012	250,000	$ 1.00
Warrants exercisable at June 30, 2011	0	$ 0.00
Warrants exercisable at June 30, 2012	250,000	$ 1.00

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 10 - Warrants (continued)

The following tables summarize information about stock options outstanding and exercisable at March 31, 2012:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.00	250,000	9.33	$ 1.00
	250,000	9.33	$ 1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 1.00	250,000	$ 1.00
	250,000	$ 1.00

Note 11 - Related party transactions

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

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s par value common stock at a price per share of $1.00.  See note 8 for further details.

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

On December 15, 2011, the Company received loans from a related party totaling $26,300.  The related party agreed to loan the Company up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.  See note 8 for further details.

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 11 - Related party transactions (continued)

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

During the six months ended June 30, 2012, the Company received loans from a related party totaling $90,236.  See note 8 for further details.

Note 12 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

From July 1, 2012 through August 14, 2012, the Company sold an aggregate of 250,000 shares of its common stock for cash in the amount of $125,000.

Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Spindle’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements.

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

Results of Operations

As of approximately December 6, 2011, we discontinued our prior golf apparel and supply business and have dedicated our focus on developing our proprietary mobile money transfer and payment technology.  Due to a change in business, year-to-year comparisons are not significant and are not a reliable indicator of future prospects.

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our Intellectual Property.  During the three months ended June 30, 2012, we generated $18,053 in revenues.  After factoring in cost of sales in the amount of $7,828, we realized a gross profit of $10,225 during the quarter ended June 30, 2012.  In comparison we did not generate any revenues in the three months ended June 30, 2011 and resultantly had $0 in gross profit.

During the six months ended June 30, 2012, we generated a total of $18,053 in revenues and incurred $7,828 in cost of sales, which produced a gross profit of $10,225.  In the comparable period ended June 30, 2011, we did not generate any revenues and had $0 in gross profit.

Our management is hopeful that as our base of operations continue to grow, we will see a corresponding increase in licensing revenue.  As stated previously, we only recently changed our business direction.  Therefore, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations and we are unable to forecast prospects.

Since our inception on January 8, 2007 to June 30, 2012, we generated aggregate revenues of $49,984, of which $510 is from golf-related business.  There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others.  Costs of sales since our inception totaled $8,319.  After taking into account costs of sales, our aggregate gross profit since inception was $41,665.

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

We are currently in the research and development stage and, resultantly, our expenses are primarily related to bringing our intellectual property to market.  At this time, we are expect to continue to incur professional and consulting fees in our efforts to commercialize our technology for at least the next 9 to 12 months.

For the three months ended June 30, 2012, we incurred operating expenses in the amount of $314,943, composed of $314,919 in general and administrative expenses and $24 in amortization and depreciation expense related to our fixed assets.  In the comparable quarter ended June 30, 2011, we incurred operating expenses in the amount of $2,477, composed of: $82 in depreciation and amortization expense and $2,395 in general and administrative expenses.

During the year to date period ended June 30, 2012, operating expenses totaled $501,459, of which $24 was attributable to depreciation and amortization expense and $501,435 was general and administrative costs.  Comparatively, in the six month period ended June 30, 2011, we incurred $7,709 in operating expenses, composed of $169 in depreciation expense and $7,540 in general and administrative expenses.

Since our inception through June 30, 2012, aggregate operating expenditures were $613,981, composed of $1,073 in depreciation expense, $10,000 in executive compensation paid former officers and directors, $602,440 of general and administrative costs and $468 in impairment related to obsolete inventory from our prior golf-apparel business.

Impairment of Notes Receivable

During 2011, we recorded impairment expense of $448,040, related specifically to the impairment of notes receivable acquired from Spindle Mobile in the December 2, 2011 Asset Purchase Agreement.  The notes were originated between November 2009 and June 2010.  Although we fully intend to pursue collection of these notes receivable, as of December 31, 2011, due to the age and certain other factors, our management was unable to substantiate the collectability and carrying value and resultantly impaired the value of notes receivable.  Therefore, since our inception, we recorded impairment expense related to notes receivable of $448,040.

Interest Expense

On November 14, 2011, we borrowed cash from a related party, in the amount of $25,000.  The note bears no interest and is due on November 13, 2014.  In connection with the promissory note, we issued the note holder warrants to purchase up to 250,000 shares of our common stock at $1.00 per share.  As a result of this transaction, we recognized interest expense of $3,025 related to the amortization of the discount on the promissory note during the three month period ended June 30, 2012 and $3,468 during the six months ended June 30, 2012.  No interest expense was recorded during the three and six month periods ended June 30, 2011.  Since our inception to June 30, 2012, we recorded total interest expense of $3,689.

Provision for Income Taxes

We did not record any provision for income taxes during the three and six month periods ended June 30, 2012 and 2011.  Since our inception to June 30, 2012, we recorded total provisions for income taxes of $195, related specifically to the minimum tax payable to the State of Arizona.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the quarters ended June 30, 2012 and 2011 were $307,743 and $2,477, respectively.

In the six month periods ended June 30, 2012 and 2011, we incurred net losses of $494,702 and $7,709, respectively.

Our net loss since the date of our inception through June 30, 2012 was $1,024,240.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2012 was $338,083, compared to $7,230 of cash used in operations during the comparable period ended June 30, 2011.  Since inception, we have used $404,200 in cash for general operations and developmental activities.

Cash used in investing activities was $158,163 during the six months ended June 30, 2012, specifically related to the purchase of capitalizable software and fixed assets.  Comparatively cash used in investing activities was $0 in the year ago period ended June 30, 2011.  From inception to June 30, 2012, cash used in investing activities was $191,212.

During the six months ended June 30, 2012, net cash provided by financing activities totaled $533,736, of which $90,236 is attributable to notes payable to a related party and $444,500 of which was received from investors purchasing shares of our common stock.  In that period, we also repurchased 1,000,000 shares of common stock from a former shareholder for aggregate compensation of $1,000.  In comparison, during the six months ended June 30, 2011, financing activities provided $7,750 in cash, primarily obtained from $1,750 loaned by a related party and $6,000 donated by a related party.  Since our inception through June 30, 2012, $636,011 in cash was provided by financing activities, of which $31,000 was distributed to a related party entity; $141,536 is attributable to notes payable to a related party, $27,475 was donated by related parties and $499,000 in total cash received from sales of our common stock.

As of June 30, 2012, we had $40,599 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

We plan to capitalize on increasing consumer acceptance of the Mobile and online commerce through marketing programs designed to attract consumer users and merchants looking to participate in the commerce ecosystem. In addition to providing a low-cost means of reaching customers, we believe that we can greatly increase our service offerings through social media channels, branding partners, and referrals by providing our consumers.

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

We will leverage our branding partners with established consumer brands to offer branded or co-branded versions of our products to their customers. We believe that these relationships will help us acquire our target customers in a cost effective manner.

4.

Offer competitive pricing.

We believe that one of the principal benefits we will offer consumers is an ability to tailor our product offerings to match their specific needs. We intend to offer various combinations of products with differing technological benefits giving consumers private label opportunities if they are a distributor, discounts for pre-payment options, and other specialty offerings. We will also offer our customers a menu of service that allows them to tailor a services package that meets their market objective.

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

We expect to capitalize on the expanding mobile and mcommerce environments with a suite of technologies which we believe are simple, secure, device agnostic, flexible, and enterprise grade. Our products are driven through our patented process, which allows for the financial plumbing to exit over networks, for merchants, retailers, banks, and institutions. The Spindle Mobile ecosystem consists of not only individuals moving funds, but also professional and business entities seeking more ways to interact with consumers and, chosen singly or in concert with one another, facilitating commerce. For its enterprise clients, Spindle Mobile provides P2P, P2B, B2B, B2P, and Mobile Check Deposit. Spindle will offer these products directly to the aforementioned audience with regional business development teams located on both the East and West coasts.

Our products exist in either a client’s location or through our secure cloud based network, located in our data center in Wilshire 1, Los Angeles, CA, which provides flexibility and easy integration. Spindle is entering the market as a Payment Service Provider (PSP). As such Spindle’s system must undergo Payment Card Industry (PCI) certification, which we anticipate obtaining in the second or third quarter of 2012. Our system will initially require a Merchant Level 4 certification with includes an initial evaluation followed by period random testing. Below are the Visa defined PCI levels:

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

Data Extraction

External and Internal Penetration Testing

Onsite Validation

Information Security Policy and Procedure Validation

As Spindle grows our business we will engage our PCI compliance validation partner for additional certifications to bring us up to a Service Provider certifications status. This will enable Spindle to handle a greater number of transactions and connecting to multiple banks and payment processors. This will be important as we grow our white label business.

VISA Service Provider Levels Defined

Level	Canada, CEMEA, Europe, USA
1	All VisaNet processors (member and non-member) and all payment gateways
2	Service Providers (agents) not in Level 1 that store, process, or transmit > 1 million accounts/transactions annually
3	Service Providers (agents) not in Level 1 that store, process, or transmit < 1 million accounts/transactions annually

In order to grow our organization we will need to develop team sales strategies and build the supporting infrastructure. Although continual advancement and development of our product will be required to support the changing landscape of functionality and user experience, Spindle’s core products have been developed for PSP and P2P initiatives. Through the successful infusion of necessary capital Spindle will establish these sales networks, hire the company’s internal structure staff, and further establish our settlement requirements to meet the demand for our products.

Spindle is entering the market as a payment processing company to move funds between legacy payment networks and in and out of the Spindle RhinoPay P2P service. Settlement accounts are used to buffer the daily fluctuation of funds movement between accounts. In addition RhinoPay is a merchant services provider to small merchants accepting credit card, ACH, and Check payments from their customers. As such, our sponsoring bank partners require us to have a settlement account is with reserves to funding to cover 1 to 3 months of processing volume. These accounts cover the daily fluctuation of funds moving between payment systems and to cover chargebacks, returns and holdbacks.

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

Thomas DeRosa's responsibilities include the creation of Spindle's redundant enterprise infrastructures, and the management of technology and related data centers. He began his technology career with a financial provider in 1983, and subsequently developed several successful businesses functioning as both a chief technology and chief executive officer. For over 30 years Thomas has provided enterprise solutions to organizations in the healthcare, insurance, and travel industries most recently serving as CEO and chief architect for ezGDS, creating one of the top global online travel booking engines.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the three months ended June 30, 2012 and 2011, there was no impairment necessary.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2012 or 2011.  Depreciation expense for the six months ended June 30, 2012 and 2011 totaled $24 and $169, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Legal Proceedings

We are not a party to any material legal proceedings.

Unregistered Sales of Equity Securities

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

During the three months ended March 31, 2012, we sold a total of 319,000 shares of common stock for total cash of $159,500.

During the three months ended June 30, 2012, we sold a total of 570,000 shares of common stock for total cash of $285,000.

On April 27, 2012, we issued 100,000 shares of common stock for consulting services rendered totaling $50,000.

On June 2, 2012, we issued 100,000 shares of common stock for legal services rendered totaling $50,000.

On June 5, 2012, we issued a total of 25,001 shares of common stock for consulting services rendered totaling $56,252.

From July 1, 2012 through August 14, 2012, we sold an aggregate of 250,000 shares of common stock for cash in the amount of $125,000.

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
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

(1)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

(2)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 6, 2011.

8-K Filed Date	Item Number

May 18, 2012	Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	President	August 14, 2012
William Clark

/s/ William Clark	Principal Accounting Officer	August 14, 2012
William Clark	Chief Financial Officer