Form 10-Q
period 2012-09-30
SPINDLE, INC.
filed 2012-11-14
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	17,980,001 shares
(Class)	(Outstanding as at November 13, 2012)

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

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

Spindle, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Assets

Current assets:
Cash	$119,426	$3,109
Restricted cash	20,000	-
Accounts receivable	-	16,450
Prepaid expenses and deposits	166,615	-
Total current assets	306,041	19,559

Capitalized software costs, net of accumulated amortization
of $320 and $0 as of September 30, 2012
and December 31, 2011, respectively	341,652	137,844

Total assets	$647,693	$157,403

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$96,301	$20,561
Payroll liabilities	23,042	-
Total current liabilities	119,343	20,561

Long-term liabilities
Notes payable – related party , net of debt discount of $12,544 and
$17,487 as of September 30, 2012 and December 31, 2011, respectively	249,492	33,813
Total long-term liabilities	249,492	33,813

Total liabilities	368,835	54,374

Stockholders’ equity:
Preferred stock, $.001, par value, 50,000,000 shares
Authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 17,546,000 and 16,480,000 shares issued and
outstanding as of September 30, 2012 and
December 31, 2011, respectively	17,546	16,480
Additional paid-in capital	1,647,022	616,087
Deficit accumulated during development stage	(1,385,710)	(529,538)
Total stockholders’ equity	278,858	103,029

Total liabilities and stockholders’ equity	$647,693	$157,403

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended		January 8, 2007
	September 30,		September 30,		(Inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue	$24,844	$-	$42,897	$-	$74,828

Cost of sales	2,122	-	9,950	-	10,441

Gross profit	22,722	-	32,947	-	64,387

Expenses:
Depreciation and amortization	296	-	320	169	1,369
Executive compensation	-	-	-	-	10,000
General and administrative expenses	382,420	3,153	883,855	10,693	984,860
Impairment expense	-	-	-	-	468
Total expenses	382,716	3,153	884,175	10,862	996,697

Loss before other expenses	(359,994)	(3,153)	(851,228)	(10,862)	(932,310)

Other expense:
Impairment of notes receivable	-	-	-	-	(448,040)
Interest expense	(1,476)	-	(4,944)	-	(5,165)
Total other expense	(1,476)	-	(4,944)	-	(453,205)

Loss before provision for income taxes	(361,470)	(3,153)	(856,172)	(10,862)	(1,385,515)

Provision for income taxes	-	(50)	-	(50)	(195)

Net (loss)	$(361,470)	$(3,203)	$(856,172)	$(10,912)	$(1,385,710)

Weighted average number of
common shares outstanding – basic
and fully diluted	16,962,697	44,400,000	16,863,488	44,400,000

Net (loss) per share – basic and fully
diluted	$(0.02)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended		Inception
	September 30,		(January 8, 2007) to
	2012	2011	September 30, 2012

Cash flows from operating activities
Net loss	$(856,172)	$(10,912)	$(1,385,710)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for executive compensation	-	-	10,000
Shares issued for consulting	121,250	-	121,250
Depreciation and amortization	320	169	1,369
Impairment of asset	-	-	448,508
Amortization of debt discount	4,944	-	5,165
Changes in operating assets and liabilities:
Decrease in inventory	-	-	(468)
(Increase) in accounts receivable	16,450	-	-
(Increase) decrease in prepaid expenses and deposits	(365)	-	(365)
(Increase) in restricted cash	(20,000)	-	(20,000)
Increase (decrease) in accounts payable	75,740	500	96,301
Increase (decrease) in payroll liabilities	23,042	-	23,042
Net cash (used in) operating activities	(634,791)	(10,243)	(700,908)

Cash flows from investing activities
Acquisitions of fixed assets	-	-	(1,049)
Acquisitions of capitalized software costs	(204,129)	-	(236,129)
Net cash (used in) investing activities	(204,129)	-	(237,178)

Cash flows from financing activities
Distribution	-	-	(31,000)
Proceeds for notes payable - related party	210,737	1,750	262,037
Donated capital	-	8,500	27,475
Issuances of common stock	745,500	-	800,000
Repurchase of common stock	(1,000)	-	(1,000)
Net cash provided by investing activities	955,237	10,250	1,057,512

Net increase in cash	116,317	7	119,426
Cash - beginning of the period	3,109	244	-
Cash - end of the period	$119,426	$251	$119,426

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$195

Non-cash transactions
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	40,000,000
Shares issued for consulting	$287,500	$-	$287,500
Number of shares issued for consulting	575,001	-	575,001

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

The business of the Company is commerce-centric, generating revenue through patented conversion and networked payment processes.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,385,710) for the period from January 8, 2007 (inception) to September 30, 2012, and had minimal net sales of $74,828.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company has recently issued debt securities and may conduct an offering of its equity securities to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants, as of September 30, 2012.  See Note 10.

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

Recent Accounting Pronouncements

The Company evaluated all of the other recent accounting updates through November 2012 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 5 - Prepaid expenses and deposits

On February 7, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $5,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the nine months ended September 30, 2012, the Company recognized legal expenses of $4,635.  As of September 30, 2012, the balance in prepaid expenses was $365.

On June 2, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $50,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the nine months ended September 30, 2012, the Company recognized legal expenses of $50,000.  As of September 30, 2012, the balance in prepaid expenses was $0.

On September 12, 2012, the Company entered into an exclusive investment banking agreement with a firm, for which the Company paid a retainer of $175,000.  The retainer will be expensed on a straight line basis over the term of the agreement which is one year.  During the nine months ended September 30, 2012, the Company recognized consulting expenses of $8,750.  As of September 30, 2012, the balance in prepaid expenses was $166,250.

Note 6 - Fixed assets

Fixed assets consisted of the following at:

	September 30,	December 31,
	2012	2011
Computer equipment	$ 1,049	$ 1,049
Less: Accumulated depreciation	(1,049)	(1,049)
Total fixed assets, net	$ -	$ -

Note 7 - Capitalized software costs

Capitalized software costs consisted of the following at:

	September 30,	December 31,
	2012	2011
Capitalized software costs	$ 341,972	$ -
Less: Accumulated amortization	(320)	-
Total capitalized software costs, net	$ 341,652	$ -

The Company has developed proprietary software for the secure movement of funds between individuals and businesses.  The Company has capitalized certain development costs because the product is in the application development stage.  The Company commenced amortization during the third quarter of 2012.  Amortization expense for the nine months ended September 30, 2012 was $320.

Note 8 - Notes payable – related party

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  The note bears 0% interest and is due on November 13, 2014.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00.  This resulted in a discount of $17,709 attributed to the value of the note, which amount is being amortized over a period of 36 months.  During the nine months ended September 30, 2012, a total of $4,944 has been amortized and recorded as interest expense related to the warrants.  See Note 10 for additional discussion regarding the issuance of warrants.

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 8 - Notes payable - related party (continued)

On December 15, 2011, the Company received loans from a related party totaling $51,300.  The related party agreed to loan the Company up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.  The loan is unsecured and bears no interest.  On May 3, 2012, the related party agreed to increase the maximum loan amount to $250,000.  During the nine months ended September 30, 2012, the Company received additional funds totaling $165,236, therefore the principal balance owed by the Company to the related party was $216,536.

In September 2012, the Company received loans from a related party totaling $45,500.  The loans bear no interest and are due upon demand.  As of September 30, 2012, the principal balance owed by the Company is $45,500.

Note 9 - Stockholders’ equity

The Company was originally authorized to issue up to 100,000,000 shares of common stock, par value $.001.  On November 15, 2011, the Company amended its Articles of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares of common stock with a par value of $0.001 per share to 200,000,000 shares of common stock with a par value of $0.001 per share.

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

During the three months ended September 30, 2012, the Company sold a total of 602,000 shares of common stock for total cash of $301,000.

On September 12, 2012, the Company issued a total of 350,000 shares of common stock for investment banking services valued at $175,000.

As of September 30, 2012, there have been no other issuances of common stock.

Note 10 - Warrants

On November 14, 2011, the Company issued warrants to purchase shares of the Company’s common stock to a related-party in conjunction with a promissory note.  The warrant holder was granted the right to purchase 250,000 shares of common stock of the Company for an aggregate purchase price of $250,000 or $1.00 per share.  The aggregate fair value of the warrants totaled $60,720 based on the Black Scholes Merton pricing model using the following estimates: 2.04% risk free rate, 52% volatility and expected life of the warrants of 10 years.  See Note 8 for further details.

Spindle, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 10 - Warrants (continued)

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012 and 2011 and changes during the nine months ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2010	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at September 30, 2011	0	$ 0.00
Granted	250,000	$ 1.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2011	250,000	$ 1.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at September 30, 2012	250,000	$ 1.00
Warrants exercisable at September 30, 2011	0	$ 0.00
Warrants exercisable at September 30, 2012	250,000	$ 1.00

The following tables summarize information about warrants outstanding and exercisable at September 30, 2012:

	WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.00	250,000	9.67	$ 1.00
	250,000	9.67	$ 1.00

	WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Warrants Exercisable	Weighted- Average Exercise Price
$ 1.00	250,000	$ 1.00
	250,000	$ 1.00

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

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00.  See Note 8 for further details.

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

During September 2012, the Company received loans from a related party totaling $45,500.  The loans bear no interest and are due upon demand.  As of September 30, 2012, the principal balance owed by the Company is $45,500.

Note 12 - Subsequent Events

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report, other than the following:

Subsequent to September 30, 2012, the period covered by these financial statements, the Company sold a total of 454,000 shares of common stock for total cash of $227,000.

During October 2012, the Company repaid loans owed to a related party in the aggregate amount of $45,500.

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operation

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

On December 2, 2011, we entered into and closed an Asset Purchase Agreement by and between Coyote Hills Golf, Inc. ("CYHF"), Spindle Mobile, Inc., a corporation formed in Delaware on January 14, 2011 ("SMI"), and Mr. Mitch Powers, Ms. Stephanie Erickson and Mr. Kamiar Khatami, all three of whom collectively own a majority of our issued and outstanding common stock.  In accordance with the Agreement, and Addendum Number 1, which retroactively revises certain provisions of the original Agreement, we acquired various physical assets and intellectual property from SMI.  As a result of the transaction, SMI acquired approximately 80% of the issued and outstanding common stock of CYHF.

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

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three months ended September 30, 2012, we generated $24,844 in revenues.  After factoring in cost of sales in the amount of $2,122, we realized a gross profit of $22,722 during the quarter ended September 30, 2012.  In comparison we did not generate any revenues in the three months ended September 30, 2011 and had $0 in gross profit.

During the nine months ended September 30, 2012, we generated a total of $42,897 in revenues and incurred $9,950 in cost of sales, which produced a gross profit of $32,947.  In the comparable period ended September 30, 2011, we did not generate any revenues and had $0 in gross profit.

Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing revenue.  As stated previously, we only recently changed our business direction.  Therefore, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to forecast future revenue.

Since our inception on January 8, 2007 to September 30, 2012, we generated aggregate revenues of $74,828, of which $510 is from the golf-related business.  There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others.  Costs of sales since our inception totaled $10,441.  After taking into account costs of sales, our aggregate gross profit since inception was $64,387.

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and costs related to the preparation and submission of reports and information statements with the U.S. Securities and Exchange Commission.

We are currently in the research and development stage and, as a result, our expenses are primarily related to bringing our intellectual property to market.  At this time, we expect to continue to incur professional and consulting fees in our efforts to commercialize our technology for at least the next 6 to 9 months.

For the three months ended September 30, 2012, we incurred operating expenses in the amount of $382,716, composed of $382,420 in general and administrative expenses and $296 in amortization and depreciation expense related to our fixed assets.  In the comparable quarter ended September 30, 2011, we incurred operating expenses in the amount of $3,153, composed solely of general and administrative expenses.

During the year to date period ended September 30, 2012, operating expenses totaled $884,175, of which $320 was attributable to depreciation and amortization expense and $883,855 was attributable to general and administrative costs.  Comparatively, in the nine month period ended September 30, 2011, we incurred $10,862 in operating expenses, composed of $169 in depreciation expense and $10,693 in general and administrative expenses.

Since our inception through September 30, 2012, aggregate operating expenditures were $932,310, composed of $1,369 in depreciation expense, $10,000 in executive compensation paid to former officers and directors, $984,860 of general and administrative costs and $468 in impairment related to obsolete inventory from our prior golf-apparel business.

Impairment of Notes Receivable

During 2011, we recorded impairment expense of $448,040, related specifically to the impairment of notes receivable acquired from Spindle Mobile in the December 2, 2011 Asset Purchase Agreement.  The notes were originated between November 2009 and June 2010.  Although we fully intend to pursue collection of these notes receivable, as of December 31, 2011, due to the age and certain other factors, our management was unable to substantiate the collectability and carrying value and impaired the value of notes receivable.  Therefore, since our inception, we recorded impairment expense related to notes receivable of $448,040.

Interest Expense

On November 14, 2011, we borrowed cash from a related party, in the amount of $25,000.  The note bears no interest and is due on November 13, 2014.  In connection with the promissory note, we issued the note holder warrants to purchase up to 250,000 shares of our common stock at $1.00 per share.  As a result of this transaction, we recognized interest expense of $1,476 related to the amortization of the discount on the promissory note during the three month period ended September 30, 2012 and $4,944 during the nine months ended September 30, 2012.  No interest expense was recorded during the three and nine month periods ended September 30, 2011.  Since our inception to September 30, 2012, we recorded total interest expense of $5,165.

Provision for Income Taxes

We did not record any provision for income taxes during the three month periods ended September 30, 2012 and 2011.  During the nine month periods ended September 30, 2012 and 2011, provision for income taxes was $50 and $50, respectively, related specifically to the minimum tax payable to the State of Arizona.  Since our inception to September 30, 2012, we recorded total provisions for income taxes of $195.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the quarters ended September 30, 2012 and 2011 were $361,470 and $3,203, respectively.

In the nine month periods ended September 30, 2012 and 2011, we incurred net losses of $856,172 and $10,912, respectively.

Our net loss since the date of our inception through September 30, 2012 was $1,385,710.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2012 was $634,791, compared to $10,243 of cash used in operations during the comparable period ended September 30, 2011.  Since inception, we have used $700,908 in cash for general operations and developmental activities.

Cash used in investing activities was $204,129 during the nine months ended September 30, 2012, specifically related to the purchase of capitalizable software and fixed assets.  Comparatively cash used in investing activities was $0 in the year ago period ended September 30, 2011.  From inception to September 30, 2012, cash used in investing activities was $237,178.

During the nine months ended September 30, 2012, net cash provided by financing activities totaled $955,237, of which $210,737 is attributable to notes payable to related parties and $745,500 of which was received from investors purchasing shares of our common stock.  In that period, we also repurchased 1,000,000 shares of common stock from a former shareholder for aggregate compensation of $1,000.  In comparison, during the nine months ended September 30, 2011, financing activities provided $10,250 in cash, primarily obtained from $1,750 loaned by a related party and $8,500 donated by a related party.  Since our inception through September 30, 2012, $1,057,512 in cash was provided by financing activities, of which $31,000 was distributed to a related party entity; $262,037 is attributable to notes payable to a related party, $27,475 was donated by related parties and $800,000 in total cash was received from sales of our common stock.

As of September 30, 2012, we had $119,426 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management expects to incur up to, but not in excess of, $300,000 in research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this will not materially change.

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

4.

Offer competitive pricing.

We believe that one of the principal benefits we will offer consumers is an ability to tailor our product offerings to match their specific needs. We intend to offer various combinations of products with differing technological benefits giving customers private label opportunities if they are a distributor, discounts for pre-payment options, and other specialty offerings. We will also offer our customers a menu of service that allows them to tailor a services package that meets their market objective.

5.

Develop and acquire additional products to cross-sell.

Our initial focus will be on scaling our operations, growing revenues through aggressive marketing and sales strategies, and lowering costs by streamlining operations where feasible. In addition, we intend to be at the forefront in developing and or acquiring technologies that offer further benefits to consumers and present opportunities for us. We believe that as we develop our business, we will have opportunities to leverage our relationships by offering additional, high-margin products that we will either develop internally or obtain through acquisition. Spindle has developed products that are market ready with an innovative approach to risk management, fraud detection, and user authentication. With the stair step approach to underwriting both consumer and business use of the Spindle system, the eco system is poised to attract the small entry level merchant, ecommerce businesses, and larger enterprises with a broad use of both physical and virtual merchandising needs.

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

Our products exist in either a client’s location or through our secure cloud based network, located in our data center in Wilshire 1, Los Angeles, CA, which provides flexibility and easy integration to our customers and as a developer's tool. Spindle is entering the market as a Payment Service Provider (PSP). As such Spindle’s system must undergo Payment Card Industry (PCI) certification.  The Company has received Level 1 certification. While it was our initial intent to seek a Merchant Level 4 certification, which includes an initial evaluation followed by period random testing, we anticipate that our volume of sales will be high and decided, instead, to seek Level 1 certification. Below are the Visa defined PCI levels:

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

In order to grow our organization we will need to develop team sales strategies and build the supporting infrastructure. Although continual advancement and development of our product will be required to support the changing landscape of functionality and user experience, Spindle’s core products have been developed for PSP and P2P initiatives. Assuming that we are successful in obtaining necessary capital, Spindle expects to establish these sales networks, hire the company’s internal structure staff, and further establish our settlement requirements to meet the demand for our products.

Spindle is entering the market as a payment processing company to move funds between legacy payment networks and in and out of the Spindle RhinoPay P2P service. Settlement accounts are used to buffer the daily fluctuation of funds movement between accounts. In addition RhinoPay is a merchant services provider to small merchants accepting credit card, ACH, and check payments from their customers. As such, our sponsoring bank partners require us to have a settlement account with reserves to cover 1 to 3 months of processing volume. These accounts cover the daily fluctuation of funds moving between payment systems and to cover chargebacks, returns and holdbacks.

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

Spindle intends to develop our growth strategies around our core management team who are experts in their field of payments, product development, and enterprise solutions. We currently employ three managers who perform the roles of President, VP Product Development, and Chief Technology Officer respectively.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the three months ended September 30, 2012 and 2011, there was no impairment necessary.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2012 or 2011.  Depreciation expense for the nine months ended September 30, 2012 and 2011 totaled $320 and $169, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer (President), who is also our Principal Financial Officer (Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO).  Based on this assessment, management concluded that our internal control over financial reporting, and therefore our disclosure controls and procedures, were not effective as of September 30, 2012 due to the following material weakness:

We did not maintain adequate controls to support review of data used to compute financial statement disclosures.

Remediation Activities

Beginning in the fourth quarter of 2012, management began requiring additional reviews of our financial statements and financial statement disclosures by our Principal Financial Officer as a remedial step.  Insufficient time has passed from the implementation of this control for adequate evidence to be gathered that would enable us to conclude that the control has been effective.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2012, the Company sold a total of 602,000 shares of common stock at $0.50 per share for total cash proceeds of $301,000.  The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the securities, inasmuch as the offers and sales were made solely to accredited investors and the securities were sold without any form of general solicitation or advertising.

On September 12, 2012, the Company issued a total of 350,000 shares of common stock for consulting services rendered totaling $175,000.  The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the securities, inasmuch as the offers and sales were made solely to an accredited investor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a) Articles of Incorporation (1)
(b) Amended By-Laws

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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	President	November 14, 2012
William Clark

/s/ William Clark	Principal Accounting Officer	November 14, 2012
William Clark	Chief Financial Officer