Form 10-K
period 2012-12-31
SPINDLE, INC.
filed 2013-07-19
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-145088

SPINDLE, INC.
(Name of small business issuer in its charter)

Nevada	20-8242820
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

18835 North Thompson Peak Parkway, Suite 210 Scottsdale, Arizona 85255	85251
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 335-7351

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $19,908,140 as of July 19, 2013.

The number of shares outstanding of each of the issuer's classes of common equity, as of July 19, 2013 was    25,078,858.

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

SPINDLE, INC.

FORM 10-K

For the year ended December 31, 2012

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

History

Spindle, Inc., a Nevada corporation ("Spindle," "SPDL," "we," "us," or the "Company"), was originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.” We were previously an online retailer of golf-related apparel, equipment and supplies and generated minimal revenues from that line of business.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, Inc. ("Spindle Mobile"), a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of the issued and outstanding common stock of the Company, which shares were distributed to the stockholders of Spindle Mobile, pursuant to the terms and conditions of an Asset Purchase Agreement, dated December 2, 2011 (the "Spindle Mobile Agreement").

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from "Coyote Hills Golf, Inc." to "Spindle, Inc." Additionally, we increased our authorized capital from 200,000,000 shares of common stock, $0.001 par value, and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 preferred stock, $0.001 par value.  The actions were approved on November 11, 2011, by the consent of the majority stockholders who represent 90% of our issued and outstanding common stock, and effective on of December 2, 2011.

On October 11, 2012, pursuant to Article XII of the Company’s Articles of Incorporation, the Board of Directors amended the Company’s bylaws to (i) include the Chief Executive Officer as a person who may call a meeting of the Board of Directors and a special meeting of the Board of Directors; (ii) allow a quorum of the Board of Directors to be set by resolution of the Board of Directors; (iii) amend the description of the offices of Chief Executive Officer/President; (iii) set the annual meeting of shareholders at a time to be fixed by the Board of Directors; and (iv) allow for the election of Directors by a plurality of the votes cast in an election. Amendments to the bylaws were approved by the stockholders holding of a majority of the shares of entitled to vote thereon on October 29, 2012.

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified assumed liabilities consisting of approximately $46,225 in outstanding accounts payable and residual liabilities of Parallel (as more specifically described in the Parallel Agreement), and hired seven employees of Parallel in exchange for 538,570 restricted shares (the “Aggregate Share Consideration”) of common stock, of which 53,857 shares (the "Indemnification Escrow") and 100,000 shares (the "Deferred Consent Escrow") were deposited in escrow with our transfer agent. The Indemnification Escrow will be held for a period of one year from the Closing Date and will be available to compensate the Company pursuant to the indemnification obligations of Parallel under the Parallel Agreement, and for any necessary accounts receivable adjustment after the Parallel Acquisition Closing Date.

The Deferred Consent Escrow will be held for a period of up to five years after the Closing Date and will be released to Parallel or its legally permitted assign(s) incrementally as and when certain specified contract assignments or residual revenue streams are properly assigned to the Company or the residual revenue streams in respect of such specified contracts are bought out by the applicable third party, and otherwise the Deferred Consent Escrow is subject to cancellation to the extent such specified assignments or buy-outs fail to occur during such five year period, all as more particularly set forth in the Parallel Agreement.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement, dated March 1, 2013, by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of such liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of the Company, the Company shall issue an additional 750,000 shares of common stock to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of the Company.

Financial Restatement, Regulatory Reviews and Other Significant Recent Events

On February 6, 2013, the Company’s Board of Directors, after consultation with management, determined that the Company’s financial statements for the fiscal year ended December 31, 2011 (the "2011 Fiscal Year") as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"), and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the "2012 Fiscal Quarters", together with the 2011 Fiscal Year, the “Restatement Periods”) should no longer be relied upon and should be restated because of the Company’s characterization of the acquisition of the Spindle Mobile Asset as an asset acquisition instead of a reverse capitalization. Accordingly, as of the date hereof, the restatement of the Restatement Periods has not yet been completed.

Overview of Our Business

Spindle has developed a comprehensive mobile commerce platform for consumers and merchants. The Company generates revenue through the processing of electronic payments and delivery of mobile advertising and marketing services through mobile phones and connected devices.  We believe that Spindle enables a trusted relationship between buyers and sellers, consumers and merchants, and third party partners through our secure payments processes, incentives, and promotions, which include marketing coupons and vouchers, offers, loyalty programs, and consumer feedback on merchants, products, and services. Spindle provides the platform for the secure movement of funds between parties and the requisite conversion tools for brands, merchants, and partners to deliver a seamless, hassle-free (what we term “frictionless”) mobile commerce ecosystem.

Numerous research reports predict rapid growth in mobile payment transactions over the next several years. For example, IE Market Research projects mobile payment transactions rising to $945 billion globally and $260 billion in North America by 2015 (IE Research - 2013 Global Mobile Payment Market Forecast 2009 - 2017).  With mobile communications and cloud-enabled services entering every aspect of our daily life, we believe that the service providers that can tie together mobility, convenience, universal access to payments and marketing stand to gain significantly by serving the instant needs of our fast-paced economy.

Spindle Services

Spindle has developed an ecosystem that combines the benefits of a full-function mobile marketing platform and a secure full-function mobile payment platform. It is the combination of these two services that we believe separates Spindle from the other entrenched payments companies and the newly minted mobile marketing companies. Spindle has built a services platform that we call our ‘Ecosystem’ where buyers and sellers come together to establish a ‘Community’.

Spindle users can select their favorite merchant, receive real-time and relevant offers, join brand loyalty programs, and make instant one-click purchases from their mobile phone or connected devices. Through integration with Facebook, LinkedIn, and phone contacts, customers are able to send money, recommend a merchant, share a coupon, or write a review that will be posted on the Spindle platform and shared with social media channels. Spindle's solution enables consumers to establish their user profile where favorite merchants, merchant interaction preferences, and location-based offer preferences are kept.

For merchants, we believe that the Spindle suite of products - a broad spectrum of payment services and customer engagement tools - chosen  individually or in concert with one another - offer a better way to extend the life of environmental, internet, mobile, and other networked marketing and advertising campaigns. Spindle products are device- and hardware-agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space.  A basic tenet behind our “frictionless” finance concept is our commitment to providing easy-to-use enterprise class solutions for any size company.

Spindle’s solution includes a full-function cloud-based wallet where customers will link their credit cards, debit cards, and Demand Deposit Accounts (DDA), and deposit checks with their mobile phone or connected devices. It is expected that the Spindle solution will also indirectly offer a proprietary micro-credit facility for use with participating merchants and a sub-account that will allow users to earn interest income. We plan for these services to be collectively made available to consumers through partnerships with banking institutions, wireless carriers, and/or specialized affinity groups like sports teams, political organizations, or large brands.

The Mobile Payments Market

Each of the two primary mobile wallet solutions - Near Field Communications (NFC) and cloud-based approaches require changes to the Point Of Sale (POS). NFC requires new hardware, which of negative consequence, requires investment by both the merchant and consumer to transmit confidential payment data between devices. The standard cloud-based approach requires only a software change at the point of sale.  Within our Cloud based platform no payment data is exchanged at the point of sale allowing the secure payment networks to move funds between the buyer and sellers account in a secure and global environment. We believe for mobile commerce to be successful there has to be an end-to-end solution offered by service providers and their partners. We also believe that wallet adoption by consumers will be dependent on the secure access to payment accounts, acceptance of wallet payments at the POS, and tangible benefit for both consumers and merchants. In today’s environment, there is essentially no critical mass adoption on either side of buyer-seller relationship.  Merchants and consumers demand a value-added experience when using a mobile wallet as compared to traditional card swipe methods of payment.  Separately, risk management and fraud controls are critical to maintaining momentum of any new payment service provider.

Given the size and growth prospects of the mobile commerce market, we anticipate many potential competitors.  As we survey the competitive environment we believe that few suppliers, if any, presently offer the comprehensive platform that Spindle provides, and some of the larger, more visible and brand centric competitors are focused on enabling legacy or traditional services through the addition of a mobile application.

Against this backdrop, we believe we enjoy several competitive advantages.  First, we offer a white-label solution enabling our partners to enter the mobile commerce marketplace under their own brand.  We also offer an end-to-end universal payment processing capability. To add critical value to the buyer and seller, we layer our core platform with a full service mobile marketing and loyalty platform that allows merchants to establish and foster direct communication with consumers via their mobile and cloud aware devices. Finally, we have assembled a strong team of payments industry and mobile marketing professionals that provide responsiveness and attention to our channel partners.

Numerous research reports predict rapid growth in mobile payment transactions over the next several years. For example, IE Market Research projects mobile payment transactions rising to $945 billion globally and $260 billion in North America by 2015 (IE Research - 2013 Global Mobile Payment Market Forecast 2009 - 2017).  With mobile communications and cloud-enabled services entering many aspects of our daily life, we believe that the service providers that can tie together mobility, convenience, universal access to payments and marketing stand to gain significantly by serving the instant needs of our fast-paced society.

Spindle set out at the onset to create a solution for the mobile marketplace that offered the best of the mobile marketing and advertising solutions coupled with a mobile enabled payment solution that delivered a seamless experience for our customers.

To our company promise, Spindle offers a solution where merchants come to a single portal to conduct all of their mobile business regardless of size or scope. MeNetwork allows merchants to create custom marketing messages, using a simple merchant interface, and syndicate those messages to anyone carrying a mobile phone, either through the MeNetwork free iPhone and iPad applications (App), free Android applications, or via SMS/text. MeNetwork forges a direct and measurable connection between a merchants business and the consumers targeted, and allows merchants to instantly vary  messages and offers on the fly based on a business’s needs and market conditions. The MeNetwork also allows merchants to inexpensively stay in touch with their most loyal customers and keep them up-to-date on latest deals and special offers, enables mobile payment acceptance, purchases of both virtual and physical goods and services, and referrals via integrated social media including Facebook and Twitter.

We currently support thousands of merchants on our systems supplying these merchants a range of solutions for traditional retail, mobile retail, and e-commerce using Spindle services for mobile marketing, advertising, and payment processing services. Spindle services are delivered to merchants using the newest Software as a Service (SaaS) and Mobile Point of Sale (POS) technology as well as traditional cloud aware Point of Sale (POS) solutions.

Our Growth Strategy

We believe that Spindle differs from most of its competitors in a fundamental way: Spindle offers services to banking institutions and non-bank third parties who are interested in offering mobile commerce services to their retail and commercial customers under their brand as a white-labeled solution.  Spindle relies heavily on a strategy of selling services through strategic alliances and affiliations (Channels) in the implementation of our business plan.  We intend to leverage our branding partners with established consumer brands to offer the white-labeled or co-branded versions of our products to their customers. We believe that these relationships will help us acquire our target users in a cost-effective manner and enable our channels to drive customer acquisition and retention by better serving their customers.

Spindle has embraced the white-label model, which enables market leaders in any industry to effectively offer a comprehensive and competitive mobile commerce service to their customers. For bank partners this enables them to keep their customers’ funds in their bank by using the bank’s Demand Deposit Account (DDA) as the funding account, as opposed to moving money into a PayPal account. It allows non-bank partners to offer mobile solutions to their customers and participate in the revenue from a service that today is out of reach.

We believe that a principal benefit Spindle offers our branding partners is an ability to tailor our product offerings to match their specific customer’s needs. By offering a comprehensive and flexible platform, we expect our partners to realize the benefits of competitive fees, lower administrative costs, lower transactional costs, and higher customer retention.

Our Revenue Model

On the consumer side, our MeNetwork consumer facing mobile application, which works in concert with the virtual marketing interface, is free to users.  Our channel partners cover branding and integration costs, with network transaction fees covered by the bank or branding partner.

On the merchant side, we generate revenue through payments processing and MeNet marketing platform services. For payment services, we offer competitive payment processing rates as a percentage of transaction volume. We offer a flat rate pricing plan as well as completive-tiered pricing for merchant acquiring services for credit card, check, and ACH processing services. Spindle is a full-service merchant acquirer registered under Visa and MasterCard, and sponsored by Bank of America Merchant Services (our processing partner).  Flexible payment processing rates allow us to offer completive solutions through our channels who service merchants in many of the popular markets such as Mobile phone based POS (MPOS), SaaS based POS, traditional ecommerce (Web), retail, and restaurant. Our MeNetwork mobile marketing and loyalty platform carries a Monthly fee based on three pricing tiers. Additionally, we charge a transaction fee when payments are cleared through the payment-processing platform, which is integrated into the MeNetwork marketing portal. This allows customers to seamlessly make purchases for goods and services offered by our merchants.

Business Status

Our first service in the unattended or Vending market segment has been generating revenues from vending machine operations since May 2012.   We are excited about our relationship with Bank of America, which works with us to provide payment services for vending machines nationwide.  Development of our full service as a Payment Service Provider (PSP) was completed in November 2012. Post-completion, we received PCI Service Provider Level 1 certification, which enabled us to process a full range of payment transaction under our registration as a Payment Service Provider and Payment Facilitator (PSP / PF).  Additionally, Spindle processes checks and ACH transactions for our merchants and sub-merchants.

We have completed iOS and Android development of both our MeNetwork mobile marketing and loyalty solution and our Mobile POS solution for mobile merchant acquiring. Development of our fully integrated consumer wallet app is targeted for completion in Q3 of 2013. This new app combines exiting Spindle payments functionality with existing MeNetwork mobile marketing functionality in a full-featured mobile commerce solution.

Via the MeNetwork platform, Spindle currently offers services in 85 US cities and 20 international cities. We are working to add payments capabilities for our international partners to leverage the integrated and seamless nature of the Spindle mobile commerce capabilities.

Spindle offers merchants an all-in-one solution

The tug of war between technologies also referred to as “wallet wars” is underway. There are numerous technology providers vying for relevance in the market. The large players are Visa, MasterCard, Google, and ISIS, to name a few. Their solutions provide a component of the transaction stream that is focused on a technical aspect of passing payment card or payment account information from buyer to seller using a mobile phone and an enabled Point of Sale (POS) system to accept the secure Near Field Communications (NFC) transaction. While the Spindle solution is compatible with these wallets, we believe that the evolution of payments will ultimately move to a cloud or network-based solution. In support of this evolution, Spindle solutions enable payment though “authenticated” cloud-based processes that we project will reduce the risk and uncertainty of the payment process.

Spindle’s solution includes a full function cloud-based wallet where customers will be able to link their credit cards, debit cards, and DDA accounts, and deposit checks with their mobile phone. It is expected that the Spindle solution will also indirectly offer a proprietary micro-credit facility for use with participating merchants and a sub-account that will allow users to earn interest income. We plan for these services to be made available to consumers through partnerships with banking institutions, wireless carriers, and/or specialized affinity groups like sports teams, political organizations, or large advertisers.

Spindle’s Marketing solutions reach the marketplace

Spindle has developed an ecosystem that combines the benefits of a full-function mobile marketing platform and a secure full-function mobile payment platform. It is the combination of these two services that we believe separates Spindle from the other entrenched payments companies and the newly minted mobile marketing companies. Spindle has built a services platform that we call our ‘Ecosystem’ where buyers and sellers come together to establish a ‘Community’.

Spindle users will be able to select their favorite merchant, receive targeted offers, join their loyalty program, and make instant one-click purchases from their mobile phone. Through integration with Facebook and phone contacts, customers will be able to send money, recommend a merchant, share a coupon, or write a review that can be posted on the Spindle platform and shared with social media channels. Spindle's solution will enable consumers to establish their user profile where favorite merchants, merchant interaction preferences, and location-based offer preferences are kept.

For merchants, we believe that the Spindle suite of products - a broad spectrum of payment services and customer engagement tools - chosen  individually or in concert with one another will offer a better way to extend the life of environmental, internet, mobile, and other networked marketing and advertising campaigns. Spindle products are device and hardware agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space.  A basic tenet behind our “frictionless finance” concept is our commitment to providing easy-to-use enterprise class solutions for any size company.

Spindle enables a new combination of services for the market. It enhances the interaction between the money centers (the banks and Financial Institutions) and their customers both Consumer and Commercial. Spindle drive innovation through the channel and delivers new revenue opportunities and enhanced customer retention. Spindle puts the financial institution firmly in the value chain of the mobile commerce market.

New mobile banking services
New mobile payment options

Mobile payments
acceptance
Powerful direct
marketing channel
Consumer acquisition
and retention tools

financial
institutions
SPINDLE
consumers
merchants

Affordable and effective comprehensive mobile
marketing channel
Unique and exclusive offers
Loyalty and rewards at favorite merchants
New mobile payment options

Regulation

Regulation of the payments industry, including regulations applicable to us and our channel partners, have increased significantly in the last several years.  These changes include new requirements in the Patriot Act, Dodd-Frank, Durban, and similar legal developments. The recent economic cycle has exposed risks in the banking and payment market. As a result we anticipate a continued active regulatory environment in the US and Europe that could impact the services we provide.

We are subject to regulations that affect the financial services and payment industry in which our services are used. In particular, our partner banks and financial institutions are subject to regulations applicable in the United States and abroad. Consequently, Spindle is affected by such regulations. Spindle is covered by, or touches, regulation for Banking, Money Services, and consumer laws like uniform commercial code. Spindle must complete with US Patriot Act, Bank Secrecy Act, and a variety of related laws. Spindle is careful to comply with and conducts internally and externally reviews. Externally we are periodically reviewed by our processing sponsors, and auditors related to their areas of expertise.

Spindle is also covered by Payment Card Industry (PCI) data protection policies. Spindle employs an external PCI audit firm to ensure we are following best practices and have the required system reviews. Spindle is currently certified to operate as a Service Provider at Level 1, which is the highest possible certification.

Competition

Spindle is positioned in the market as both a payment processing solution provider and a mobile marketing solution provider. As such, we have competition with both solutions. As Spindle completes the full integration of our services, we find ourselves with a unique capability to deliver an integrated marketing and payment solution that joins the two markets. We currently find little to no competition with this combined solution. We certainly anticipate this is the direction other companies will pursue and they may in fact be doing so now.

General Purpose Payment Card Industry.  Within the general-purpose payment card industry there is substantial and increasingly intense competition worldwide from suppliers who offer payment processing for Visa, MasterCard, American Express, and Discover card. Spindle has positioned itself as a supplier of processing services by engaging in the market as both a Payment Services Provider (PSP) under Visa, and Payment Facilitator (PF) under MasterCard. This is a relatively new category for registration for with the card brands and today there are a variety of like suppliers in the market. Most are of which are focused on specific verticals, but some do offer services similar to Spindle.

Competition in the payments card industry ranges from new mobile wallet technology with NFC (near field communication), to closed-loop payment solutions, to Software-as-a-Service (SaaS) based Point of Sale (POS) services. These are the categories in which Spindle is collaborating to offer our cloud-based payment processing services. With our ability to underwrite and approve merchants and bundle marketing services through a single Application Programming Interface (API), Spindle seeks to engage these emerging technologies by enabling their efficient connection with the legacy payment networks, simplification of PCI requirements, and turnkey settlement services.

Spindle has also contracted with approximately 130 sales agents in the payments market to offer our payment services to merchants and third parties suppliers in the market. With the combination of marketing and payment solutions combined with our ability to underwrite and service merchants with these new PSP/PF capabilities, ACH and check services, Spindle continues to offer competitive solutions and attract new sales agents.

Specific companies are usually mentioned when we are in the market selling services. Once such company is PayPal, which has established a strong brand both domestically and internationally. PayPal not only provides a private payment services using funds within the PayPal network. They also support payment processing of open-loop cards for traditional payment acceptance. In addition, PayPal has recently engaged in a ‘cooperative’ arrangement with Discover Card extending access to PayPal funds beyond their original in network merchants.

Another company usually mentioned by our potential channel partners is Square. Square functions as micro merchant acquirers and is registered as a PSP/PF focused on servicing the needs of this underserved market. While Spindle does not directly compete with Square, our technology is used to deliver a substantially similar service to our channel partners who do so under their brands. Square has recently expanded their service to include a service targeted at the small to mid-sized merchant which is in line with the market segment that Spindle targets. Spindle today provides a broader service than Square however, with their access to funds and growing brand awareness Spindle may find Square more involved with our target markets than exists today.

We have been told by speakers at recent industry conferences that there are nearly 140 digital wallet suppliers in the market. While we have no way to verify, nor do we have a list of such suppliers, it demonstrates the great fracture present in the market. Spindle has components of a digital wallet built into our consumer marketing application as delivered by our MeNetwork solution. While offering a wallet technology to the market is not the focus of Spindle, we do use our homegrown wallet technology to services customer who wish to make purchased from merchants who advertise. It is the acceptance of mobile payments that spindle is working to solve. By becoming a processor of mobile payments, we hope to enable these wallet technology providers to succeed in the market through standardizing mobile transaction technology and growing merchant payment acceptance through our platform.

Mobile Marketing, Advertising and Loyalty industry. Spindle’s solution in the mobile marketing segment is delivered through our MeNetwork marketing platform, which is focused on providing our merchant the ability to publish offers, events and coupons to subscribers of the MeNet mobile application for iOS and Android phones and tablets. Additionally the MeNetwork platform includes a full function loyalty capability to help our merchant customer attract and retain customers through repeat business, special events, earned discounts, and more.

Competitors in this space, while not offering a complete completive technology, are companies such as Groupon, Living Social, and FourSquare. Each of which started with adjacent solution but now moving into payment enabled marketing services.

We believe Spindle’s capability weight our merchant facing marketing and full service payment process is unique we certainly expect others to more closely match our solution over time. First person marketing defines are very targeted ads, appears to be gaining a significant advantage over the more traditional third party group distribution advertising. Spindle has always believed that “timely and relevant” ads were what consumers wanted and we constructed our system to achieve this objective. As such, there is a clear migration away from “daily deals” and group promotions that target the broader group. This movement is evident by the actions of other suppliers in the market.

Although we believe that Spindle has a real competitive advantage in these areas, we are a small company competing against a number of large, established competitors.  As such, our competitive advantage could erode as we prove the advantages of a service like ours. Today Spindle generates revenue from both payment solutions and mobile marketing. While our revenue is greatly enhanced by plan to become a processor of mobile payments for the Mobile Wallets and Mobile Marketing suppliers in the market, our revenue forecast and ability to become cash flow positive is not reliant on that success.

Company Management

Management Team Employees are key to the success of any business. Great technology and good ideas only go so far. To ensure spindle had the horsepower to put our evolutionally idea in to place we have assembled a team of proven industry executives.

•

William Clark - CEO, 25+ years of expertise. 17 years Executive with First Data responsible for $350M in annual revenues. EVP/GM Apriva LLC for 6 years grew to leader in space and $30M in annual revenues. 2 years with Spindle.

•

Tom Lineen - EVP, 13+ year’s ecommerce payments expertise. Founder and CEO Parallel Solutions acquired by Spindle in 2012. Previously success with Authorize.net and Cynergy Online.

•

Michael Stevens - SVP Marketing and Innovation. 18+ year career in advertising producing award-winning campaigns digital work for clients like Apple, Porsche, Air France, Weber, and Vail Resorts.

•

John Tharpe - SVP Strategy & Business Development, 22+ year’s expertise. VP of strategic partnerships at BAMS, responsible for BAMS’ mobile wallet, 3rd party payment gateway, professional sports acquiring and mobile payments strategies. Previous success as a cofounder of Trust Commerce.

•

Kevin McNish - VP, Product Development, 15 years expertise. First Data Merchant Services. Holds several payments related patents. Focused on merchant facing Pont-of-Sale solutions both internationally and U.S.

•

Sean Tate - VP, Engineering and chief architect, 15 years of experience in developing enterprise class distributed payment processing systems for companies such as Allied Wallet LLC, L&G Mortgagebanc LLC, and Advanced Financial Services, Inc.

Technology Spindle has leveraged the combined experience of card issuing, Merchant acquiring, Payment gateway, Ecommerce and marketing to develop a system designed for mobile. Spindle’s systems leverage leading technology frameworks and run in Amazon’s AWS infrastructure.

Intellectual Property

Spindle’s intellectual property portfolio supports and enhances our enterprise payment solutions, which is developed both internally and through acquisition. Spindle owns 4 patents and it has an additional 3 patent applications pending with the United States Patent & Trademark Office (U.S.P.T.O).

Spindle’s initial patent portfolio plays an integral role in technology platforms and services and the movement of value over networks.  We believe that the patents are foundational to the methods used in networked payments. The patent portfolio includes one continuation patent in a family of patents related to “Processing Payment on the Internet” now pending with the U.S.P.T.O.

Number of total employees and number of full time employees

As of July 19, 2013, we employed 14 individuals all of whom are full time employees

Reports to Security Holders

We are a reporting issuer with the Securities and Exchange Commission.  We voluntarily file periodic reports, with the Securities and Exchange Commission to maintain the fully reporting status. We will furnish shareholders with annual financial reports certified by our independent registered public accountants. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A - RISK FACTORS.

 Risks Related to Our Business

We have incurred losses since our inception and cannot assure you that we will achieve profitability.

The Company has incurred net losses since inception. Coyote Hills Golf, Inc. was originally incorporated in the State of Nevada on January 8, 2007.  Spindle Mobile was incorporated in the State of Delaware on January 14, 2011. On December 2, 2012, Coyote Hills and Spindle Mobile consummated a reverse acquisition whereby Spindle mobile was deemed the accounting acquirer and Coyote Hills the legal acquire resulting in a recapitalization of Spindle Mobile. Simultaneous to the reverse acquisition Coyote Hills Golf, Inc. effected a name change to Spindle, Inc. Coyote Hills Golf, Inc. was previously an online retailer of golf-related apparel, equipment and supplies. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,616,613 for the period from January 14, 2011 (inception) to December 31, 2012.  The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.

These factors create a substantial doubt about our ability to continue as a going concern and our auditors have included a going concern qualification in their report on our audited financial statements.

We are in the early stages of our life cycle and have limited operating history. Therefore, there is limited historical or current operating information upon which an investor can base its investment decision.

We have limited operating history on which to base an evaluation of our business and prospects. To date, we have engaged primarily in research, development and partnering agreements, securing rights to essential technology, product testing, engaging markets and distribution sources, and making other arrangements necessary to begin operations. As an early stage company, we have no prior experience in implementing and managing our planned business in an operational setting. Accordingly, there can be no assurance that we will be able to successfully implement our business plans or strategies.

We cannot provide any assurance that we will be successful in addressing the risks that we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we are unable to obtain additional capital, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

We require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

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

Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in the requirements or preferences of our channel partners, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. Some of our competitors are also significantly larger and have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies and enabled new competitors to emerge in all of our markets. In addition, we may face competition from solutions developed internally by our channel partners. To the extent we cannot compete effectively, our market share and, therefore, results of operations, could be materially adversely affected.

Because price and related terms are key considerations for many of our channel partners, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. If we are forced to take these kinds of actions to maintain market share, our revenue and profitability may suffer or we may adversely influence our longer-term ability to execute or compete.

Our growth is dependent upon our ability to attract channel partners.

Our performance depends on successfully selling our services to channel partners such as banks, cellular carriers, and other third party companies looking to offer a mobile solution by purchasing our Software as a Service platform rather than building an in-house solution. This is a dual risk that the market does not support outsourcing of mobile payment solutions and that we can effectively sell against our competitors, some of whom sell an outsource solution as defined in the previous paragraph.

Our business is dependent upon our ability to attract and retain skilled personnel.

Our performance depends on successfully attracting and retaining talented and qualified employees, including sales and marketing personnel. The market for highly skilled personnel in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.

The Wall Street Reform and Consumer Protection Act recently enacted in the United States establishes regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Wall Street Reform and Consumer Protection Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” At this time the law is published and we believe our payment service is exempt. Should that change there would be an impact on our business model due to the costs of compliance with such law.

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

The Wall Street Reform and Consumer Protection Act also created two new independent regulatory bodies in the Financial Reserve System. The Bureau will have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products; although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations. The Council is tasked, among other responsibilities, with identifying “systemically important” payment, clearing and settlement systems that will be subject to new regulation, supervision and examination requirements, although it is not clear whether Spindle would be deemed “systemically important” under the applicable statutory standard. If Spindle were deemed “systemically important,” it could be subject to new risk management regulations relating to its payment, clearing, and settlement activities. New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements. In addition, a “systemically important” payment system could be required to obtain prior approval from the U.S. Board of Governors of the Federal Reserve System or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payment system. These developments or actions could increase the cost of operating our business and may make payment card transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.

If issuers, acquirers and/or merchants modify their business operations or otherwise take actions in response to this legislation which have the result of reducing the number of debit transactions we process or the network fees we collect, the Wall Street Reform and Consumer Protection Act could have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. Failure by our channel partners or by us to adjust our strategies successfully to compete in the new environment would increase this impact.

The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on us and our channel partners and may lead to increased costs and decreased transaction volumes and revenues.

The regulatory environment has seen rapid chance in recent years. These changes range for new requirements in the Patriot Act, Frank-Dodd, Durban, and more. We are subject to regulations that affect the payment industry in which our service is used. In particular, our partner banks and financial institutions are subject to regulations applicable in the United States and abroad, and, consequently, Spindle is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our channel partners, has increased significantly in the last several years.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely influence our financial performance. Similarly, increased regulatory focus on our channel partners may cause such partners to reduce the volume of transactions processed through our systems, which could reduce our revenues materially and adversely influence our financial performance. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

General economic and global political conditions may adversely affect trends in consumer spending, which may materially and adversely impact our revenue and profitability.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment, housing and changes in interest rates) and other political conditions (such as devaluation of currencies and government restrictions on consumer spending) in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. In addition, as we are principally based in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business prospects and growth.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our processing systems may experience service interruptions as a result of process or other technological malfunction, fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events, the probability or severity of which cannot be determined or predicted by the Company. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Our visibility in the global payments industry may also attract terrorists, activists or hackers to attack our facilities or systems, leading to service interruptions, increased costs or data security compromises. Additionally, we rely on third-party service providers for the timely transmission of information across our global data transportation network. Inadequate infrastructure in lesser developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored by third parties or us could adversely affect our reputation and revenue.

We, our channel partners, merchants, and other third parties store cardholder account and other information in connection with payment cards bearing our brands. In addition, our channel partners may sponsor third-party processors to process transactions generated by cards carrying our brands and merchants may use third parties to provide services related to card use. Although the Company uses what it believes to be industry standard, reasonable security precautions and protections, a breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving cards carrying our brands, damage the reputation of our brands and lead to claims against us. In recent years, there have been several high-profile account data compromise events involving merchants and third party payment processors that process, store or transmit payment card data, which affected millions of MasterCard, Visa, Discover and American Express cardholders. As a result of such data security breaches, we may be subject to lawsuits involving payment cards carrying our brands. While most of these lawsuits do not involve direct claims against us, in certain circumstances, we could be exposed to damage claims, which, if upheld, could materially and adversely affect our profitability.

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

The payment card industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes, by the complexity of our systems or by intellectual property rights of third parties. We have received, and we may in the future receive, notices or inquiries from other companies suggesting that we may be infringing a pre-existing patent or that we need to license use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

Spindle does not directly access payment card networks, such as Visa and MasterCard, which enable Spindle's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, Spindle must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Spindle's payment card processors have the right to pass any increases in interchange fees and assessments on to Spindle as well as increase such processor’s own fees for processing. Changes in interchange fees and assessments could increase Spindle's operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the United States, the financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize Spindle's competitive position against traditional credit and debit card processors. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat Spindle as a “payment card network,” future changes to those regulations or to Spindle's business could potentially cause Spindle to be treated as a payment card network, which could subject Spindle to additional regulation and require Spindle to change its business practices, which could reduce Spindle's revenue and adversely affect Spindle's business. Contemporaneously, any changes to payment card networks or bank fees, rules, or practices could provide similar or equal harm to all or the majority payment industry participants.

Spindle is required by its processors to comply with payment card network operating rules, and Spindle has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by Spindle or Spindle's channel partners. The payment card networks set and interpret the card rules. Payment card networks could adopt new operating rules or re-interpret existing rules that Spindle or its processors might find difficult or even impossible to follow, or costly to implement. As a result, Spindle could lose its ability to give customers the option of using payment cards to fund their payments. If Spindle were unable to accept payment cards, its business would be seriously damaged.

Spindle is also required to comply with payment card networks' special operating rules for payment service provider and payment facilitators. Spindle and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. Spindle also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, Spindle must either prevent such merchants from using Spindle or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants.

System failures or slowdowns, security breaches and other problems could harm our reputation and business, cause us to lose our channel partners and revenue, and expose us to customer liability.

Our business is based upon our ability to securely, rapidly and reliably receive and transmit data through our systems. One or more of our platforms could slow down significantly or fail, or be breached, for a variety of reasons, including:

1.

failure of third party equipment, software or services utilized by us,

2.

 undetected defects or errors in our software programs, especially when first integrated into production,

3.

unexpected problems encountered when integrating changes, enhancements or upgrades of third party equipment or software with our systems,

4.

computer viruses,

5.

In ability to secure Payment Card Industry (PCI) compliance certification at the required level to operate as a registered PSP/PF

6.

natural or man-made disasters disrupting power or telecommunications systems generally, and

7.

damage to, or failure of, our systems due to human error or intentional disruption such as physical or electronic break-in, sabotage, acts of vandalism and similar events.

We may not have sufficient redundant systems or backup telecommunications facilities to allow us to receive and transmit data in the event of significant system failures. Any significant security breach degradation or failure of one or more of the sub-systems on which we rely, including the networks of our vendors and customers could disrupt the operation of our network and cause our channel partners to suffer delays in transaction processing, which could damage our reputation, increase our service costs, or cause us to lose channel partners and revenues.

If we are exposed to, or threatened with, litigation relating to our intellectual property, we may suffer adverse consequences to our operations.

Our intellectual property may be exposed to, or threatened with, litigation by third parties alleging that products infringe their intellectual property rights. If one of these patents was found to cover a component of our operations or one of our patents was successfully challenged, we could be enjoined by a court, required to pay damages and be unable to commercialize or continue development of our products unless a license to the patent or other intellectual property right is obtained. A license may not be available to such patents on acceptable terms or at all. Furthermore, such litigation is costly and could impair our operations, require us to raise additional cash sooner than we originally anticipated and distract our management team from the operation of our business.

Risks Related to our Common Stock

Because we were a shell company prior to the acquisition of the assets of Spindle Mobile, holders of our Common Stock may be unable to sell their shares under Rule 144.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Under Rule 144, a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which can be 6 months or 1 year, depending on various factors. However, when the reporting company has previously been a shell company, as we were prior to the acquisition of assets from Spindle Mobile, Rule 144 is unavailable for the resale of securities until the following conditions have been met:

•

The issuer of the securities that was formerly a shell company has ceased to be a shell company; and

•

At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company, including audited financial statements ("Form 10 Information").

Since the Company has determined that the transactions contemplated by the Spindle Mobile Agreement should be accounted for as a reverse capitalization, requiring the filing of the audited financial statements of Spindle Mobile, the Company will not be deemed to have filed Form 10 Information until the audited financial statements of Spindle Mobile have been filed.  As a result, stockholders who receive our restricted securities will not be able to sell them pursuant to Rule 144 without registration until at least one year following the date on which the Spindle Mobile audited financial statements have been filed with the SEC (the “One Year Anniversary Date”), and then only if and for so long as we have complied with our reporting requirements in the 12 months immediately prior to the One Year Anniversary Date. No assurance can be given that we will meet these requirements or that, if we have met them, we will continue to do so. Furthermore, we have no obligation to register any securities of the Company.

The Restatements have increased our costs and expenses and could materially adversely affect our business, financial condition, results of operations, and liquidity.

We have incurred substantial cost and expenses for legal and accounting services due to the Restatements, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

We are subject to the “seasoning” requirements imposed by the NYSE Euronext and the NASDAQ Stock Market which will make us ineligible to list and trade on a national exchange until we have traded in the over-the-counter markets (or some other national or foreign regulated exchange) for at least one year following the filing with the SEC of all required information about the reverse capitalization with Spindle Mobile, including audited financial statements for the combined entity and filing our Form 10-K for the fiscal year ended December 31, 2014, unless we are able to complete a firm commitment underwritten public offering with gross proceeds of at least $40 million.

Because of our status as a former SEC-reporting shell company, we are subject to SEC rules which require companies that have completed a reverse merger to (1) trade in the over-the-counter markets (or some other national or foreign regulated exchange) for at least one year following the filing with the SEC of all required information about the reverse merger, including audited financial statements for the combined entity and (2) to timely file all required periodic reports with the SEC, including one annual report that includes audited financial statements for a full fiscal year commencing after filing the required information about the reverse merger, before seeking to “uplist” to a national securities exchange like NASDAQ or NYSE Euronext. This means we will not be eligible to apply for listing on such exchanges until we have traded on the over the counter market for at least one year after filing the audited statements of Spindle Mobile in connection with the restatement of our 2011 Annual Report.  We may only bypass the requirements set forth above if we can complete a firm commitment underwritten public offering with gross proceeds of at least $40 million. As a result, our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, in the event we failed to meet the criteria set forth in such rule, it would impose various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional working capital through subsequent financings. In the event we do seek the listing of our common stock on a national securities exchange such as NASDAQ or NYSE Euronext, we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.

The price of our Common Stock may be depressed by sales of outstanding shares of free-trading securities held by the original stockholders of the Company.

A material portion of our issued and outstanding shares of Common Stock, were issued in a registered offering or are eligible for an exemption from registration in connection with a resale, and such shares are currently freely tradable.  The Company does not have a current relationship with the holders of such shares, nor are such shares are subject to any contractual restrictions, which would limit trading.  The sale of these shares could depress the price of the Company’s Common Stock and could result in the price per share falling below $1.00.  In addition, if a substantial number of such shares are sold, such sales could saturate the market, making it difficult for holders of our Common Stock to liquidate their holdings once their shares are eligible for resale.

Our shares of Common Stock are subject to penny stock regulation.

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

As a result of the Restatements, there is a presumption that Company’s internal control over financial reporting as of December 31, 2011, as well as the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 were ineffective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. As a result of characterizing the Spindle Mobile asset acquisition as reverse capitalization requiring the Restatements, there is presumption that Company’s internal control over financial reporting as of December 31, 2011, as well as for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 were ineffective because the Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting that is Integrated With an Audit of Financial Statements, provides that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Despite the implications that the restatement has on the Company's internal controls and procedures and disclosure controls and procedures, since the accounting treatment with respect to the Spindle Mobile acquisition results primarily from the Company's prior status as a "shell company", it believes that the material weakness identified is limited solely to the accounting treatment used in connection with this transaction and therefore is not a recurring deficiency.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

We are currently voluntarily reporting in accordance with the requirements of the Exchange Act. The costs of maintaining and complying with such requirements may be substantial. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a voluntary reporting entity may inhibit our ability to continue our operations.  In the future, if we determine to list our Common Stock on a national exchange, we may also be required to comply with marketplace rules and the heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Our directors, executive officers and controlling persons as a group have significant voting power and may take actions that may not be in the best interest of shareholders.

Our directors, executive officers and controlling persons as a group beneficially own approximately 20% of our Common Stock.  They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

ITEM 1B - UNRESOLVED STAFF COMMENTS

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 2 - PROPERTIES

We have offices in Scottsdale, AZ, Park City, UT, and Dallas, TX. Our headquarters are located at 18835 North Thompson Peak Parkway, Scottsdale, Arizona 85255. In addition, we have a sales office in Park City, located at 750 Kearns Blvd, Suite 150, and Dallas, TX located at 5900 South Lake Forest Drive, Suite 300. One of our employees works from a home office located in Walnut Creek, FL. We lease approximately 2,249 square feet of office space from Canyon Village, LLC at a rate of $3,842 per month for a lease term of 18 months in Scottsdale, approximately 1,301 square feet of office space from Pete DeSoto Real Estate, Inc. at a rate of $2,060 per month for a lease term of 36 months in Park City, and approximately 168 square feet of office space from Premier Business Centers at a rate of $689 per month for a lease term of 6 months.

Management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

On or about December 6, 2012, Spindle Mobile, John Devlin, Glenn Bancroft, David Ide (each of which are directors of the Company) and their spouses (the “Defendants”) were notified of a lawsuit brought by Mark Ogram and the Rod Living Trust (the “Plaintiffs”) in the Superior Court of the State of Arizona, County of Pima seeking relief for (1) breach of contract and (2) conversion of property related to the transactions with the Company with respect to the Spindle Mobile Agreement.  The terms of the Spindle Mobile Agreement provided that any liabilities of Spindle Mobile would not be acquired by the Company.  On March 4, 2013, a motion to dismiss on behalf of the Defendants was filed with the Superior Court of the State of Arizona which motion is still pending.  The Defendants believe the action to be without merit and intend to vigorously defend the action

There are no other material pending legal proceedings, to which the Company or any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 - MINE SAFETY DISLCOSURES.

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock is quoted on the OTCPink of the OTC Markets Group, Inc. under the trading symbol “SPDL” since April 17, 2013.  From January 18, 2012 to April 16, 2013, our common stock was quoted on the OTCQB. The range of closing prices for our common stock, as reported on the OTCQB during each quarter since January 1, 2012 was as follows.  Our stock is thinly traded, and there is currently no active market in the trading of our stock.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2012	$2.25	$0.01
June 30, 2012	$2.25	$1.50
September 30, 2012	$2.25	$1.80
December 31, 2012	$3.00	$1.50
March 31, 2013	$1.70	$1.70

As of July 1, 2013, the closing bid price for shares of our common stock was 1.02 on the “OTCPink”.

Dividend Policy

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

Holders

As of the date of this annual report, Spindle, Inc. has approximately 25,078,858 shares of $0.001 par value common stock issued and outstanding, held by 188 individuals.  Our Transfer Agent is Manhattan Transfer Registrar Company, Inc., 57 Eastwood Road Miller Place, NY 11764.

Securities Authorized for Issuance under Equity Compensation Plans

In 2012, the Company’s Board of Directors adopted the 2012 Stock Incentive Plan (the "Plan") that governs equity awards to employees, directors and consultants of the company. There are 3,000,000 shares of common stock currently reserved for issuance under the Plan.

The Plan became effective as of October 9, 2012 upon adoption by the Board of Directors, and was approved by the stockholders holding of a majority of the shares of entitled to vote thereon on October 29, 2012 at the Company’s annual meeting. Unless previously terminated, the Plan will terminate ten (10) years after the earlier of (i) the date the Plan was adopted by the Board of Directors, or (ii) the date the Plan was approved by the stockholders. The types of awards permitted under the Plan include qualified incentive stock options (ISO), non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board of Directors may specify. Stock options generally vest over three years and expire no later than ten years from the date of grant. As of the date of the period covered by this report, options to purchase up to 2,265,000 shares of common stock have been granted of which 1,275,000 are vested.

The following table summarizes information about stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	2,265,000	5.77	$0.50	1,275,000	$0.50

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, we sold 2,184,001 shares of the Company’s common stock for total cash proceeds of $1,092,001 or $0.50 per share.

During the year ended December 31, 2012, we issued 1,313,918 shares of the Company’s common stock to various services providers for consulting and professional fee valued at $656,959.

On December 31, 2012, the Company issued  538,570 unregistered shares of common stock to the stockholder of Parallel in connection with the Parallel Agreement, of which 53,857 shares (the "Indemnification Escrow") and 100,000 shares (the "Deferred Consent Escrow") were deposited in escrow with Spindle’s transfer agent, acting as escrow agent under the Parallel Agreement. The Indemnification Escrow is to be held for a period of one year from the Closing Date and will be available to compensate Spindle pursuant to the indemnification obligations of Parallel under the Agreement, and for any necessary accounts receivable adjustment after the Closing Date. The Deferred Consent Escrow is to be held for a period of up to five years after the Parallel Closing Date and will be released to Parallel or its legally permitted assign(s) incrementally as and when certain specified contract assignments or residual revenue streams are properly assigned to Spindle or the residual revenue streams in respect of such specified contracts are bought out by the applicable third party, and otherwise the Deferred Consent Escrow is subject to cancellation to the extent such specified assignments or buy-outs fail to occur during such five year period, all as more particularly set forth in the Parallel Agreement.

Unless otherwise specified above, the Company believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act; and (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

ITEM 6 - SELECTED FINANCIAL DATA

The registrant is a smaller reporting company and is not required to provide this information.

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

Spindle is a commerce-centric company with four primary customers: 1) individual consumers (buyers); 2) individual businesses (merchants or sellers); 3) third party channel partners (financial institutions and other non-bank partners such as wireless carriers); and 4) advertisers (retail, brands, and destinations). The Company intends to generate revenue through patented cloud-based payment processes under the Spindle product line, and licensing of its intellectual property.  We believe that Spindle enables a trusted relationship between buyers and sellers (consumers and merchants) through our secure payments process; requested coupons, offers, and loyalty programs; and open consumer feedback on merchants’ products. Spindle provides the platform for the secure movement of funds between parties as well as enables brands, merchants, and institutions with the conversion tools necessary to deliver a seamless frictionless finance ecosystem.

As previously reported, we experienced substantial delays in filing this Annual Report on Form 10-K as a result of the characterization of the Spindle Mobile acquisition as a reverse recapitalization transaction, revising the financial reports covered by the Restatement Periods accordingly, and revising the period from the Company’s inception contained therein to January 14, 2011 to December 31, 2011 (the "Restatements"), following the filing of our Annual Report on Form 10-K for the year ended December 31, 2011. As a result of the Restatements, we intend to amend our 2011 Annual Report and each of our quarterly reports filed during the Restatement Periods.

Results of Operations

Comparison of Year Ended December 31, 2012 to the Period from January 14, 2011 to December 31, 2011 and for the period from January 14, 2011 (inception) to December 31, 2012

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. During the year ended December 31, 2012, we generated a total of $83,412 in revenues and incurred $19,701 in cost of sales, which produced a gross profit of $63,711. In the period ended December 31, 2011, we generated $29,942 in gross revenues.

Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing revenue. As stated previously, we only recently changed our business direction. Therefore, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to forecast future revenue.

Since our inception on January 14, 2011 to December 31, 2012, we generated aggregate revenues of $113,354. There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others. Costs of sales since our inception totaled $19,701. After taking into account costs of sales, our aggregate gross profit since inception was $93,653.

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

We are currently in the development stage and, as a result, our expenses are primarily related to bringing our technology to market. At this time, we expect to continue to incur professional and consulting fees in our efforts to commercialize our technology for at least the next 6 to 9 months.

During the year ended December 31, 2012, operating expenses totaled $2,372,613, of which $51,567 was attributable to depreciation and amortization expense and $2,321,046 was attributable to general and administrative costs. Promotional and marketing expenses increased from zero in 2011 to $84,641 as the Company began to market its products and services into the market. Consulting expenses increased from $109,560 in 2011 to $492,410 which included retainers and one time common stock expenses for rendered services. Professional fees increased from $47,015 in 2011 to $588,910 in 2012 of which, approximately 75% of total fees billed related to our merger & acquisition activities and are anticipated to be onetime expenses. Salaries, wages, and benefits increased from $71,751 in 2011 to $964,742 for the period ending December 31, 2012 due to the increase in client services, management, and internal development resources, which included a non-cash stock option expense of $491,139. Comparatively, in the period ended December 31, 2011, we incurred $325,193 in operating expenses, comprised of $25,293 in depreciation expense and $299,900 in general and administrative expenses. Since our inception through December 31, 2012, aggregate operating expenditures were $2,372,965.

 Since our inception through December 31, 2012, aggregate operating expenditures were $2,697,807.

Interest Expense

We recognized interest expense for the year ended December 31, 2012 of $18,940 compared to $5,619 for the period from January 14, 2011 (inception) to December 31, 2011. Interest from our inception to December 31, 2012 totaled $24,559. The increase in expense year over year is directly related to an increase in our debt financing and is primarily due to related parties. As we continue to implement our business plan, we anticipate utilizing debt financing as a component of our oval capitalization strategy and therefore we will continue to recognize interest expense in the near term.

Net Losses

We have experienced net losses in all periods since our inception. Our net losses for the year ended December 31, 2012 was $2,320,361 compared to a net loss of $296,251 for the period from inception to December 31, 2011. Our cumulative net loss since inception through December 31, 2012 is $2,616,613. We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the year ended December 31, 2012 was $1,010,025, compared to $227,204 of cash used in operations during the period from inception to December 31, 2011. Since our inception, we have used $1,237,228 in cash for general operations and developmental activities.

Cash used in investing activities was $388,922 during the year ended December 31, 2012, specifically related to the purchase of capitalized software and fixed assets. Comparatively cash used in investing activities was $78,858 in the period ended December 31, 2011. From inception to December 31, 2012, cash used in investing activities was $467,780.

During the year ended December 31, 2012, net cash provided by financing activities totaled $1,507,422, of which $317,331 is attributable to notes payable to related parties and $1,163,525 of which was received from investors purchasing shares of our common stock. In that period, we also repurchased 1,000,000 shares of common stock from a former shareholder for $1,000, which were subsequently cancelled. In comparison, during the period ended December 31, 2011, financing activities provided $309,170 in cash. Since our inception through December 31, 2012, $1,816,592 in cash was provided by financing activities, of which $1,463,525 is attributable to the sale of our common stock.

As of December 31, 2012, we had $111,584 of cash on hand. Our management does not believe this amount is will be sufficient to maintain our operations for the next 12 months. We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management expects to incur up to, but not in excess of, $500,000 in research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this will not materially change.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

For all other sales of product or services, the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2012 and 2011, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Stock-Based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are included on pages F-1 to F-6 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective April 4, 2013 (the “Resignation Date”), Weaver Martin & Samyn, LLC (“WMS”) resigned as the principal independent registered public accountant of Spindle, Inc. (the “Company”).

The report of WMS on the Company’s financial statements as of December 31, 2011 and for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to any uncertainty, audit scope, or accounting principles. WMS was engaged as the Company’s independent registered public accountant on December 2, 2011 and did not issue any reports on the Company’s financial statements for any period prior to or following the year ended December 31, 2011.

During the periods WMS worked with the Company through the Resignation Date, there were no disagreements with WMS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of WMS, would have  caused it to make reference to the subject matter of the disagreements in connection with its report, nor were there any “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

On April 10, 2013, we engaged L.L. Bradford & Company (“LL Bradford”) as our independent registered accounting firm. During our two most recent fiscal years and any subsequent interim period prior to the engagement of LL Bradford, neither we nor anyone on our behalf consulted with LL Bradford regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) or a “reportable event.”.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

Restatement. On February 6, 2013, the Board of Directors of the Company, after consultation with management, determined that the Company’s financial statements for the 2011 Fiscal Year as included in the Company’s 2011 Annual Report, and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the 2012 Fiscal Quarters should no longer be relied upon and should be restated because of the Company’s accounting treatment with respect to the Spindle Mobile Acquisition as an asset acquisition instead of a reverse capitalization and to revise the date of the Company’s inception from January 8, 2007 to January 14, 2011.  As of the date hereof, the restatements have not yet been filed.  Despite the implications that the restatement has on the Company's internal controls and procedures and disclosure controls and procedures, since the accounting treatment with respect to the Spindle Mobile Acquisition results primarily from the Company's prior status as a "shell company", it believes that the material weakness identified is limited solely to the accounting treatment used in connection with this transaction and therefore is not a recurring deficiency.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on his evaluation, he concluded that our disclosure controls and procedures were ineffective.  The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

Internal Controls

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal year, we have performed an extensive review of our financial reporting process impacted by the material weakness.  We believe that this review and changes in the related accounting processes implemented subsequent to the year-end will remediate the material weakness and are designed so that similar transactions will be accounted for in accordance with generally accepted accounting principles in our future filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

William Clark	54	President, Chief Executive Officer, and Principal Financial Officer

John Devlin	66	Secretary, Treasurer, Chairman of Audit Committee and Director

Glenn Bancroft	56	Chairman of Compensation Committee, Co-Chairman, Board of Directors and Director

David Ide	39	Non-Executive Chairman, Board of Directors

John Reardon	46	Director

Ashton Craig Page	55	Director

Background of Executive Officers, Directors, Promoters and Control Persons

William Clark, President: Mr. Clark, age 54, has served as our President and Principal Financial Officer since January 18, 2012 and is responsible for our day-to-day operations, including sales, marketing, and product management. He has more than 25 years of experience in business operations, sales, marketing and product development in the payments industry, with many successful releases of new payment technologies and products. Prior to joining Spindle, Mr. Clark was Executive VP and General Manager for Apriva LLC from April 2005 to Jan 2011 where he led the North American operations for this mobile payments technology company. Prior to Apriva, Mr. Clark served in positions as General Manager of Wireless Products from, Senior Director of Emerging Technology, First Data Merchant Services from Sep 2000 to Feb 2005. During his 17-year tenure at First Data he pioneered the delivery and sales of emerging technologies over a wide range of markets, including Internet banking, electronic bill presentment, web based merchant services, RFID/NFC, and the release of TCP/IP and 3G wireless acquiring products. Mr. Clark holds a Bachelor of Science degree in Electronics and Management from Southern Illinois University and an MBA from University Nebraska Omaha.

John Devlin, Secretary, Treasurer and Director: Mr. Devlin, age 66, has served as our Secretary, Treasurer and a director of the Company since October 31, 2011.  Mr. Devlin has served as a Director and Audit Committee Chairman of Augme Technologies, Inc. (NASDAQ: AUGT.OB), a mobile technology company, since 2009. Mr. Devlin has been in the investment and asset management business for over 23 years.  Formerly, from 2003 to 2008, Mr. Devlin was the Vice Chairman of McKim & Company LLC, a venture capital source firm for start-up companies in the $1mm to $20mm bracket, where he was responsible for providing strategic planning and direction. This included sourcing new ideas, due diligence, corporate governance, business plan review, discussions and discernment with company managements and assistance in subsequent financings.  From 1986 to 2003, he was with J.P. Morgan Investment Management, where he started as a Fixed Income Trader, was later selected for a Special Overseas Assignment and later became a Senior Relationship Manager. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Before retiring from J.P. Morgan Investment Management, he held various positions with U.S. Steel Corporation and the Carnegie Pension Fund between 1974-1986, where he was responsible for directing investment activity of the U.S. Steel & Carnegie Pension Funds with an asset size of over $7 billion, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $44 billion in assets.  Mr. Devlin received an MBA from Pace University and completed his undergraduate degree in Finance at Georgetown University.

Mr. Devlin serves as an Independent Director and Chairman of the Audit Committee.

Glenn Bancroft, Director: Mr. Bancroft, age 56,  has served as a director of the Company since December 6, 2011and is the Broker and Chief Executive Officer of Bancroft & Associates, a real estate investment and management firm Mr. Bancroft founded in 1981, representing over $250 million in sales, and has directed a portfolio of more than $500 million in property management. Mr. Bancroft is an entrepreneur and investment professional with more than thirty years of experience in domestic and international real estate.

Mr. Bancroft serves as an Independent Director and Chairman of the Compensation Committee.

David Ide, Non-Executive Chairman, Board of Directors: Mr. Ide, age 37, began serving as Founder, Chairman, and Chief Executive Officer of Modavox, Inc. in October 2005 after he managed the transition of SurfNet Media into Modavox.  Mr. Ide engineered accretive acquisitions of four companies for Modavox, formulated the integration processes, and enhanced the technology and intellectual property foundation.  In July 2009, Mr. Ide developed and executed Modavox, Inc.'s acquisition of Augme Technologies, Inc.  At that time, Mr. Ide was appointed to the Board of Directors of Augme Technologies, Inc. and became the Chief Strategy Officer where he continued to manage the forward vision and M&A strategies for the combined companies.  He resigned as an officer and director in August 2010 to engage full time on conversion and transaction technologies, but remained a consultant for that company through June 2011.

John Reardon, 46, Director: Mr. Reardon began serving as a director of the Company on February 6, 2013. Mr. Reardon is the Managing Director of Choctaw Telecommunications, LLC. Previously, Mr. Reardon managed telecommunications companies in the mobile voice, data and engineering services markets as CEO and a member of the Board of Directors of Mobex Communications, Inc. from 2001 to 2005. From 1997-2001, he served as General Counsel and Secretary of the Board of Directors of Mobex Communications, Inc. Mr. Reardon began his career in telecom law at the boutique Washington, DC firm of Keller and Heckman, LLP. Mr. Reardon received a Bachelor of Arts degree in Political Science from Boston University, summa cum laude, and earned his J.D. from Columbia Law School. He is admitted to the New York State Bar and the Washington, DC Bar, and is the current president of the Columbia Law School Alumni Association of Washington, DC.

Ashton Craig Page, 55, Director:  Mr. Page began serving as a director of the Company on April 1, 2013. Mr.  Page, who currently serves as Chief Technology Officer of Trans First and prior served a Chief Technology Officer and co-Founder of the MeNetwork from 2010 - 2012, Chief Technology Officer consultant with National Research Corporation from 2011 - 2012, and served as Managing Director at First Data Corporation from 1994 - 2008. In addition, Mr. Page is the Managing Partner of ACPage Global Consulting since 2008 Craig has spent decades in technology operation management, including executive positions with several Fortune 500 companies, such as Citibank, Boeing, and First Data Corporation, where he was named a "Top CIO to Watch" by CIO magazine.

Family Relationships

None.

Involvement in Certain Material Legal Proceedings During the Last Ten Years

Except as otherwise described in Item 3, there are none.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a voluntarily reporting entity under the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our employees, officers, directors, and advisors. This Code of Business Conduct and Ethics (the “Code”) sets forth legal and ethical standards of conduct for directors, officers and employees of Spindle, Inc. This Code is intended to deter wrongdoing and to promote the conduct of all Company business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. The Code is filed as Exhibit 14.1 to this Annual report on Form 10-K.

Corporate Governance

Nominating Committee

We have a Nominating Committee and Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee.

Duties and Responsibilities

In furtherance of the Committee’s purpose, and in addition to any other responsibilities, which may be properly assigned by the Board, the Committee shall have the following responsibilities and duties:

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

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 15% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 18835 North Thompson Peak Parkway, Scottsdale, Arizona 85255.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2012 and 2011 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the President and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compens ation ($)	Non- qualified Deferred Compens ation Earnings ($)	All Other Compens ation ($)	Total ($)

William Clark	2012	125,000	0	0	113,175	0	0	0
President and Principal Financial Officer	2011	0	0	0	0	0	0	0	0

John Devlin	2012	0	0	0	60,360	0	0	0
Secretary and Treasurer	2011	0	0	0	0	0	0	0	0

Mitch Powers	2012	0	0	0	0	0	0	0	0
Former President	2011	0	0	0	0	0	0	0	0

Stephanie Erickson	2012	0	0	0	0	0	0	0	0
Former Secretary and	2011	0	0	0	0	0	0	0	0
Treasurer

Directors' Compensation

On October 29, 2012, the Company shareholders approved a Qualified Stock Option Plan for its management team, employees, and Board of Directors. As of December 31, 2012, the Company has issued 600,000 options to purchase Common Stock to its Board Members. The options have a vesting period of 36 months and have a 10-year term. The Company’s directors are entitled to receive reimbursement of preapproved out-of-pocket expenses.

Employment Contracts and Officers’ Compensation

William Clark, the Company's President and Principal Financial Officer is currently receiving a salary of $125,000 per year. Except for the compensation paid to Mr. Clark, the Company is not currently party to any existing agreements or understandings with any of its executive officers with respect to compensation for services rendered to the Company.

Stock Option Plan and other Long-term Incentive Plan

In 2012, the Company’s Board of Directors adopted the 2012 Stock Incentive Plan (the "Plan") that governs equity awards to employees, directors and consultants of the company. There are 3,000,000 shares of common stock currently reserved for issuance under the Plan.

The Plan became effective as of October 9, 2012 upon adoption by the Board of Directors, and was approved by the stockholders holding of a majority of the shares of entitled to vote thereon on October 29, 2012 at the Company’s annual meeting. Unless previously terminated, the Plan will terminate ten (10) years after the earlier of (i) the date the Plan was adopted by the Board of Directors, or (ii) the date the Plan was approved by the stockholders. The types of awards permitted under the Plan include qualified incentive stock options (ISO), non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board of Directors may specify. Stock options generally vest over three years and expire no later than ten years from the date of grant. As of the date of the period covered by this report, options to purchase up to 2,265,000 shares of common stock have been granted of which 1,275,000 are fully vested.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 19, 2013 with respect to the beneficial ownership of the Company's common stock by (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of July 19, 2013.  Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 25,078,858 shares of common stock outstanding as of July 19, 2013 plus, for each individual, any securities that individual has the right to acquire within 60 days of July 19, 2013. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)

William Clark, Chief Executive Officer, President and Principal Financial Officer	575,050(4)	2.26%

John Devlin, Secretary, Treasurer and Director	75,000	*

Glen Bancroft, Director	50,000	*

David Ide, Director	4,306,701(5)	17%

John Reardon, Director	100,000	*

Ashton Craig Page, Director	123,694(6)	*

All Directors and Officers as a group (6 persons)	5,170,445	20.12%

Notes:

*Represents a percentage under 1%.

1.

The address for the officers and directors of the Company is c/o Spindle, Inc., 18835 North Thompson Peak Parkway, Scottsdale, Arizona 85255.

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

3.

The percentage of outstanding shares beneficially owned is based on 25,078,858 shares issued and outstanding as of July 19, 2013.

4.

Includes 200,050 shares of common stock owned of record by Ameriprise Trust Company FBO William E. Clark and vested qualified options to purchase up to 375,000 shares of common stock.  The options are exercisable at an exercise price of $0.50 per share and expire on December 31, 2022.

5.

Includes 4,000,000 shares of common stock owned of record by Mr. Ide and 56,701 shares of common stock owned of record by Spindle Mobile, Inc.  Voting and investment authority with regard to the shares held by Spindle Mobile, Inc. is held by Mr. Ide, the Chief Executive Officer of Spindle Mobile, Inc.  Also includes, warrants to purchase an additional 250,000 shares of common stock owner of record by Mr. Ide.  The warrants are currently exercisable at an exercise price of $1.00 per share and expire on November 13, 2021.

6.

Ashton Craig Page received 123,694 shares of the Company Common Stock in connected with the MeNetwork acquisition on March 2, 2013 and will receive 750,000 shares upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of the Company related to the hold back provision of the MeNetwork Acquisition. The shares have not been issued as of July 19, 2013.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, the Company issued two promissory notes to David Ide totaling $218,631. The loans are non-interest bearing and due upon demand. As of December 31, 2012, the principal balance owed by the Company is $218,631.

On December 17, 2012, the Company received loans from a related party totaling $50,000. The related party agreed to loan the Company up to $50,000 and the entire balance and interest is due on December 15, 2014.

On or before December 31, 2012, the Company sold 200,050 shares of its restricted Common Stock to William Clark, the Company’s President and Chief Executive Officer for an aggregate purchase price of $100,025.

On the MeNetwork Closing Date, the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers pursuant to the MeNetwork Agreement.  As consideration for the assumption of such liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of the Company, the Company agreed to issue an additional 750,000 shares of common stock to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of the Company.

Director Independence

The Board of Directors has concluded that our directors, John Devlin, Glenn Bancroft and John Reardon, are independent in accordance with the director independence standards of NASDAQ Rule 5605(a)(2). David Ide and Ashton Craig Page are not independent directors.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit fees	$22,000	$9,575
Audit-related fees	-	-
Tax fees	-	325
All other fees	-	-
TOTAL	$22,000	$9,900

PART IV

ITEM 15 - EXHIBITS

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)  Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•

Report of Independent Registered Public Accounting Firm dated July 19, 2013;

•

Balance Sheets as of December 31, 2012 and December 31, 2011;

•

Statements of Operations for the Years Ended December 31, 2012 and December 31, 2011 and from January 14, 2011 (Inception) to December 31, 2012;

•

Statements of Stockholders’ Deficit from January 14, 2011 (Inception) to December 31, 2012;

•

Statements of Cash Flows for the Years Ended December 31, 2012 and December 31, 2011 and from January 14, 2011 (Inception) to December 31, 2012; and

•

Notes to Financial Statements.

(2)  Financial Statement Schedules

The following financial statement schedule is filed with this Annual Report on Form 10-K and can be found following the Notes to Financial Statements:

None

All other schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in the financial statements and Notes to Financial Statements.

(3)  Exhibits

See “Exhibit Index” following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this19th day of July 2013.

SPINDLE, INC.
(Registrant)

By: /s/ William Clark
William Clark, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer and	July 19, 2013
William Clark	Principal Financial Officer

/s/ John Devlin	Director	July 19, 2013
John Devlin

/s/ Glen Bancroft	Director	July 19, 2013
Glen Bancroft

/s/ David Ide	Director	July 19, 2013
David Ide

/s/ John Reardon	Director	July 19, 2013
John Reardon

/s/ Ashton Craig Page	Director	July 19, 2013
Ashton Craig Page

EXHIBIT INDEX

SPINDLE, INC.

FORM 10-K

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (2)

10.1	Asset Purchase Agreement, dated December 2, 2011(3)

10.2	Addendum No. 1 to Asset Purchase Agreement, dated March 29, 2012 (4)

10.3	Asset Purchase Agreement, dated December 31, 2012

10.4	2012 Stock Incentive Plan, dated October 9, 2012

14.1*	Code of Ethics

31.1*	Certification of principal executive officer and principal financial officer required by Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

1.

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

2.

Incorporated by reference to the Quarterly Report on Form 10-Q, previously filed with the SEC on November 14, 2012.

3.

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 6, 2011.

4.

Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on March 30, 2012.

*Filed herewith.

The audited financial statements for the year ended December 31, 2012, the period from January 14, 2011 (Inception) through December 31, 2011 and 2012 are included on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Spindle, Inc.

We have audited the accompanying balance sheets of Spindle, Inc.  as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spindle, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company
Las Vegas, Nevada
July 19, 2013

Spindle, Inc.

(Formerly Known as Coyote Hills Golf, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets		(RESTATED)

Current assets:
Cash	$111,584	$3,109
Restricted cash	20,000	-
Accounts receivable	37,362	10,966
Prepaid expenses and current deposits	135,535	-
Notes receivable, net of notes payable of $221,287 and $221,287, respectively	66,753	66,753
Accrued interest receivable, net of accrued interest payable of $14,085 and $5,371, respectively	7,282	8,509
Total current assets	378,516	89,337

Fixed assets, net of accumulated depreciation of $2,031 and $0, respectively	564,735	177,844

Other assets:
Intangible assets, net of accumulated amortization of $75,878 and $25,293	156,815	207,400
Residual contracts	589,294	-
Deposits	3,842	-
Total other assets	749,951	207,400

Total assets	$1,693,202	$474,581

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$363,260	$8,800
Total current liabilities	363,260	8,800

Long-term liabilities:
Notes payable - related party, net of debt discount of $23,266 and $18,983, respectively	345,365	32,317
Notes payable	27,566	-
Total long-term liabilities	372,931	32,317

Total liabilities	736,191	41,117

Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding as of December 31, 2012 and 2011, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
17,546,001 and 16,400,000 shares issued and outstanding
as of December 31, 2012 and 2011, respectively	18,428	16,480
Additional paid in capital	3,835,683	711,811
Common stock payable, 17,546,001 and 1,425,000 shares authorized and unissued
as of December 31, 2012 and 2011, respectively	2,514	1,425
Unamortized share-based compensation	(283,001)	-
Deficit accumulated during development stage	(2,616,613)	(296,252)
Total stockholders' equity	957,011	433,464

Total liabilities and stockholders' equity	$ 1,693,202	$474,581

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

(Formerly Known as Coyote Hills Golf, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

	For the	January 14, 2011	January 14, 2011
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
		(RESTATED)

Revenue	$83,412	$29,942	$113,354
Cost of sales	19,701	-	19,701

Gross profit	63,711	29,942	93,653

Expenses:
Depreciation and amortization	51,567	25,293	76,860
Promotional and marketing	84,641	-	84,641
Consulting	492,410	109,560	601,970
Software and internet costs	38,686	1,445	40,131
Salaries, wages and benefits	964,742	71,751	1,036,493
Professional fees	588,910	47,015	635,925
Travel	73,674	7,714	81,388
Rent expense	32,942	6,555	39,497
General and administrative expenses	45,041	55,861	100,902
Total expenses	2,372,613	325,194	2,697,807

Loss before other expenses	(2,308,902)	(295,252)	(2,604,154)

Other expense:
Interest income	7,481	4,619	12,100
Interest expense	(18,940)	(5,619)	(24,559)
Total other expense	(11,459)	(1,000)	(12,459)

Income (Loss) before provision for income taxes	(2,320,361)	(296,252)	(2,616,613)

Provision for income taxes	-	-	-

Net Income (Loss)	$(2,320,361)	$(296,252)	$(2,616,613)

Weighted average number of common shares
outstanding - basic and fully diluted	17,164,341	11,675,192

Net income (loss) per share - basic and fully diluted	$(0.14)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

(Formerly known as Coyote Hills Golf, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity

						(Deficit)
						Accumulated
			Additional	Common	Unamortized	During the
	Common Stock		Paid-in	Stock	Equity	Development
	Shares	Amount	Capital	Payable	Compensation	Stage	Total

Balance, January 14, 2011	-	$ -	$ -	$ -	$ -	$ -	$ -

Shares issued for services	10,500,000	10,500	-	-	-	-	10,500

Asset acquisition with Net Money In	1,575,000	1,575	237,000	1,425	-	-	240,000

Shares issued for services	525,000	525	41,475	-	-	-	42,000

Shares issued for cash	600,000	600	299,400	-	-	-	300,000

Recapitalization from reverse merger with Spindle Mobile, Inc.	3,280,000	3,280	132,419	-	-	-	135,699

Imputed interest	-	-	1,517	-	-	-	1,517

Net loss	-	-	-	-	-	(296,252)	(296,252)

Balance, December 31, 2011	16,480,000	16,480	711,811	1,425	-	(296,252)	433,464

Repurchase and cancellation of shares	(1,000,000)	(1,000)	1,000	-	-	-	-

Shares issued for services	763,918	764	655,645	550	-	-	656,959

Shares issued for cash	2,184,001	2,184	1,089,817	-	-	-	1,092,001

Asset acquisition with Parallel Solutions	-	-	588,755	539	-	-	589,294

Stock options granted for services	-	-	774,140	-	(283,001)	-	491,139

Imputed interest - related party	-	-	14,515	-	-	-	14,515

Net loss	-	-	-	-	-	(2,320,361)	(2,320,361)

Balance, December 31, 2012	18,427,919	$ 18,428	$ 3,835,683	$ 2,514	$ (283,001)	$(2,616,613)	$ 957,011

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

(Formerly known as Coyote Hills Golf, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the	January 14, 2011	January 14, 2011
	year ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(2,320,361)	$(296,252)	$(2,616,613)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services	585,408	52,500	637,908
Depreciation and amortization	52,616	25,293	77,909
Amortization of debt discount	10,232	4,249	14,481
Options granted for services	491,139	-	491,139
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(26,395)	(10,967)	(37,362)
(Increase) decrease in prepaid expenses	(135,535)	-	(135,535)
Decrease in accrued interest receivable	1,227	758	1,985
(Increase) decrease in deposits	(3,842)	-	(3,842)
(Increase) in restricted cash	(20,000)	-	(20,000)
Increase (decrease) in accounts payable and accrued liabilities	355,486	(2,785)	352,702
Net cash (used in) operating activities	(1,010,025)	(227,204)	(1,237,228)

Cash flows from investing activities
Acquisitions of fixed assets	(388,922)	(78,858)	(467,780)
Net cash (used in) investing activities	(388,922)	(78,858)	(467,780)

Cash flows from financing activities
Cash acquired from acquisition	27,566	9,170	36,736
Proceeds for notes payable - related party	317,331	-	317,331
Issuance of common stock	1,163,525	300,000	1,463,525
Repurchase of common stock	(1,000)	-	(1,000)
Net cash provided by financing activities	1,507,422	309,170	1,816,592

Net increase in cash	108,475	3,108	111,584
Cash - beginning of year	3,109	-	-
Cash - end of year	$111,584	$3,108	$111,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$585,408	$52,500	$637,908
Shares issued for acquisition	$589,294	$-	$-
Options granted for services	774,139	-	-

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies

Organization

The Company was originally organized on January 8, 2007 (Date of Inception) under the laws of the State of Nevada, as Coyote Hills Golf, Inc.  On November 15, 2011, the Company amended its articles of incorporation to change its name from Coyote Hills Golf, Inc. to Spindle, Inc.  The Company is authorized to issue up to 300,000,000 shares of its common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, Inc. ("SMI"), a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of the issued and outstanding common stock of the Company, which shares were distributed to the stockholders of SMI, pursuant to the terms and conditions of an Asset Purchase Agreement, dated December 2, 2011 (the "Spindle Mobile Agreement").Under the APA, Spindle, Inc. issued 13,200,000 shares of its common stock to various individuals and entities in exchange for the acquired assets and liabilities. Additionally, under the APA, the former officers and directors of Spindle, Inc. agreed to cancel 41,120,000 shares of common stock.  For accounting purposes, the acquisition of the SMI by Spindle, Inc. has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, SMI, in substance acquired a non-operational public company (Spindle, Inc.) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, SMI is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of SMI. As a result of this transaction, Spindle, Inc. changed its business direction and is now a commerce-centric business. Spindle Mobile, Inc. was incorporated on January 14, 2011 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of SMI through ending reporting periods reflected.

Reclassification

Certain reclassifications have been made to conform the 2011 amounts to the 2012 classifications for comparative purposes

Principles of consolidation

For the period from January 14, 2011 to December 31, 2011, the consolidated financial statements include the accounts of Spindle, Inc. and Spindle Mobile, Inc.  For the year ended December 31, 2012, the consolidated financial statements include the accounts of Spindle, Inc. and Spindle Mobile, Inc.   All significant intercompany balances and transactions have been eliminated.   Spindle, Inc. and Spindle Mobile, Inc. will be collectively referred herein to as the “Company”.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2012 and 2011.

Restricted cash

The Company maintains a restricted cash balance as part of its operating requirements in a non-interest-bearing account that currently does not exceed federally insured limits totaling $20,000.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies (continued)

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

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis.  The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, it may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the years ended December 31, 2012 and 2011, there was no impairment necessary.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies (continued)

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

Computer software	3 years
Office furniture and equipment	3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2012 and 2011.  Depreciation expense for the years ended December 31, 2012 and 2011 totaled $982 and $0, respectively.

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

Intangible assets

The Company records its intangible assets in accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. The Company assessed the qualitative factors and determined no further testing was necessary. If further testing was necessary, the Company would have tested the recoverability of goodwill using a two-step impairment test at the reporting unit level. For goodwill impairment test purposes, the Company is considered one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies (continued)

Intangible assets, continued

elected to test for goodwill impairment during the fourth quarter of each year. Topic ASC 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360.

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

For all other sales of product or services, the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2012 and 2011, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the years ended December 31, 2012 and 2011, there were $84,641 and $0 in advertising and marketing costs.

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

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies (continued)

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2012 and 2011, exercise of stock options and warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Stock-based compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

For the year ended December 31, 2012 and the period from January 14, 2011 (inception) to December 31, 2011, the Company recorded stock-based compensation expense related to equity granted in connection with services to the Company of $656,959 and $42,000, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies (continued)

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value.  As of December 31, 2012 and the period from January 14, 2011 (inception) to December 31, 2011, the Company determined that none of its long-term assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.  The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

During the year ended December 31, 2012 and the period from January 14, 2011, the Company generated approximately 75% and 100%, respectively, of its revenue from one customer.

Year-end

The Company’s year-end is December 31.

New Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. There are no new accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has not yet achieved profitable operations and has accumulated losses through December 31, 2012 of $2,616,613 and minimal working capital of $15,256. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur losses as it executes its business plan and does not expect to attain profitability in the near future.  The Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 - Going concern, continued

funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

Note 3 - Prepaid expenses

Prepaid expense consisted of the following at December 31:

	2012	2011
Legal fees	$365		$-
Consulting fees	122,500		-
Rent	4,129		-
Insurance	8,541		-
	$135,535	$

Note 4 - Notes receivable

Demand notes receivable consisted of the following at December 31:

	2012	2011
Notes receivable, 2.59% per annum	$288,040	$288,040
Less:
Notes payable, 2.59% per annum	(221,287)	(221,287)
	$66,753	$66,753

Note 5 - Accrued interest receivable

Accrued interest receivable consisted of the following at December 31:

	2012	2011
Accrued interest receivable	$21,367	$13,080
Less: Accrued interest payable	(14,085)	(5,371)
Total accrued interest receivable, net	$7,282	$8,509

Interest income for the year ended December 31, 2012 and for the period from January 14, 2011 (inception) to December 31, 2011 was $7,481 and $4,619, respectively.  Imputed interest expense for the year ended December 31, 2012 and for the period from January 14, 2011 (inception) to December 31, 2011 was $8,708 and $5,377, respectively.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 - Fixed assets

Fixed assets consisted of the following at December 31:

	2012	2011
Capitalized software development	$546,889	$177,844
Computer software	768	-
Office furniture and equipment	19,109	1,049
Less: Accumulated depreciation	(2,031)	(1,049)
Total fixed assets, net	$564,735	$177,844

Depreciation expense for the year ended December 31, 2012 and for the period from January 14, 2011 (inception) to December 31, 2011 was $982 and $0, respectively.

Note 7 - Residual contracts

On December 31, 2012, the Company bought the residual income stream from Parallel Solutions (PSI). This revenue is perpetual as long as the vendor's contract stays with PSI.  The company received all the contracts except for two: Chesspay and TRK.  The Company did the due diligence on PSI around November 2012 and based the calculations on the new income for the period November of 2011 to October 2012. The Company used an industry standard multiple (1.1) to put a value on the asset and came up with a value of roughly $589,294.  At the time when the Company was, performing the due diligence it determined the value of the company stock was trading very sparsely at $1.09, so the Company took initial valuation of $589,294 and divided by $1.09 to get a number of shares that would be issued in return for the asset. The Company and PSI all agreed on 538,570 shares. As of December 31, 2012, the 538,570 shares have not been issued and are recorded to common stock payable.

Note 8 - Notes payable related party and note payable

Related party notes payable consisted of the following at December 31:

	2012	2011
Note payable, non-interest bearing, unsecured
maturing on November 13, 2014 (1)	$25,000	$-
Note payable, non-interest bearing, unsecured
maturing on January 15, 2014	100,000	-
Revolving line of credit with a related party up to $250,000, unsecured, non-interest bearing, and
maturing December 15, 2015	193,631	51,300
Note payable, non-interest bearing and
maturing January 15, 2013	50,000	-
Less: Debt discount	(23,266)	(18,983)
	345,365	32,317
Less current portion	-	-

Total long-term notes payable - related party, net	$345,365	$32,317

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 8 - Notes payable related party and note payable, continued

(1)

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  The note bears 0% interest and is due on November 13, 2014.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s par value common stock at a price per share of $1.00.  Resultantly, a discount of $17,709 was attributed to the value of the note, which amount is being amortized over a period of 36 months.  During the year ended December 31, 2012, a total of $6,419 has been amortized and recorded as interest expense related to the warrants. (Note 11)

Notes payable consisted of the following at December 31:

	2012	2011
Note payable, non-interest bearing, unsecured
and due upon demand	$27,566	$-
Less current portion

Total long-term notes payable, net	$372,931	$32,317

The Company has issued various promissory notes to related parties all of which have terms, which include a stated interest rate of 0%. The Company has imputed interest at a rate of approximately 2.6% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the year ended December 31, 2012 and for the period from January 14, 2011 (inception) to December 31, 2011 was $8,708 and $5,377, respectively.

Note 9 - Stockholders’ equity

The Company was originally authorized to issue up to 200,000,000 shares of common stock, par value $0.001..  On November 15, 2011, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 200,000,000 shares with a par value of $0.001 per share to 300,000,000 shares of par value common stock and 50,000,000 shares of $0.001 par value preferred stock .

On November 15, 2011, the Company effectuated a 4-for-1 forward stock split.  All share and per share amounts have been retroactively restated.

On January 17, 2011, the Company issued a total of 10,500,000 shares of common stock for services valued at $10,500.

On May 19, 2011, the Company issued a total of 1,575,000 shares of common stock and agreed to issue an additional 1,425,000 shares of common stock to acquire certain assets and liabilities of Net Money In.  The value of the shares was $240,000.  As of the December 31, 2012, the 1,425,000 shares have not been issued and are recorded to common stock payable.

On August 1, 2011, the Company issued a total of 525,000 shares of common stock for services valued at $42,000.

On September 30, 2011, the Company issued a total of 600,000 shares of common stock for cash of $300,000.

Prior to the reverse acquisition of Spindle Mobile, Inc. the Company had 44,400,000 shares of common stock.

On December 2, 2011, the Company issued a total of 13,200,000 shares of common stock and cancelled a total of 41,120,000 shares of common stock related to the reverse acquisition with Spindle Mobile, Inc.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9 - Stockholders’ equity, continued

In December 2011, the Company recorded an increase in additional paid-in capital of $1,517 in connection with imputed interest on a related party note payable.

On June 26, 2012, the Company repurchased 1,000,000 shares of common stock for cash in the amount of  $1,000, which were immediately cancelled..

During the year ended December 31, 2012, the Company authorized the issuance of a total of 1,313,918 shares of its common stock for services to the Company valued at $656,959. As of December 31, 2012, 550,000 of the shares authorized were unissued. During the year ended December 31, 2012, the Company issued 2,184,001 shares of common stock for total cash proceeds of $1,092,001 or $0.50 per share.

On December 31, 2012, the Company agreed to issue a total of 538,570 shares for acquired residual contracts valued at $589,294.  As of December 31, 2012, the 538,570 shares have not been issued and are recorded to common stock payable.

During the year ended December 31, 2012, the Company granted a total of 2,175,000 stock options for services valued at $774,140.  During the year ended December 31, 2012, the Company recorded an expense of $491,139 for the vested portion of the stock options and the unvested portion of $283,001 was recorded to unamortized equity compensation.

In December 2011, the Company recorded an increase in additional paid-in capital of $14,515 in connection with imputed interest on a related party note payable.

Note 10 - Warrants and options

On November 14, 2011, the Company issued warrants to purchase shares of the Company’s par value common stock to a related-party in conjunction with a promissory note.  The warrant holder was granted the right to purchase 250,000 shares of common stock of the Company for an aggregate purchase price of $250,000 or $1.00 per share.  The aggregate fair value of such warrants totaled $60,720 based on the Black Scholes Merton pricing model using the following estimates: 2.04% risk free rate, 52% volatility and expected life of the warrants of 10 years.  See note 7 for further details.

On October 9, 2012, the Company adopted its 2012 Stock Incentive Plan that governs equity awards to employees, directors and consultants of the company. There are 3,000,000 shares of common stock currently reserved for issuance under the Plan. Unless previously terminated, the Plan will terminate ten (10) years after the earlier of (i) the date the Plan was adopted by the Board of Directors, or (ii) the date the Plan was approved by the stockholders. The types of awards permitted under the Plan include qualified incentive stock options (ISO), non-qualified stock options, and restricted stock. Each option is exercisable at such times and subject to terms and conditions at the Board of Directors may specify. Stock options generally vest over three years and expire no later than ten years from the date of grant. As of December 31, 2012, options to purchase up to 2,265,000 shares of common stock have been granted of which 1,275,000 are vested.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 10 - Warrants and options, continued

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2012 and 2011 and changes during the years ended on those dates:

Options:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 14, 2011 (inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2011	-	$-
Granted	2,265,000	0.50
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	2,265,000	$0.50
Options exercisable at December 31, 2011	-	$1.00
Options exercisable at December 31, 2012	1,275,000	$0.50

Warrants:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2010	-	$-
Granted	250,000	1.00
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2011	250,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	250,000	$1.00
Warrants exercisable at December 31, 2011	250,000	$1.00
Warrants exercisable at December 31, 2012	250,000	$1.00

Note 11 - 2011 Restatement

On February 6, 2013, the Board of Directors of the Company, after consultation with management, determined that the Company’s financial statements for the 2011 Fiscal Year as included in the Company’s 2011 Annual Report, and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the 2012 Fiscal Quarters should no longer be relied upon and should be restated because of the Company’s accounting treatment with respect to the Spindle Mobile Acquisition as an asset acquisition instead of a reverse capitalization and to revise the date of the Company’s inception from January 8, 2007 to January 14, 2011.

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 11 - Restatement, continued

The net effect of the restatement as of December 31, 2011 is as follows:

	As Originally	Adjustments	As
	Filed	Increase/(decrease)	Restated
BALANCE SHEET
ASSETS:
Cash	$3,109	$-	$3,109
Accounts receivable	16,450	(5,484)	10,966
Notes receivable	-	66,753	66,753
Accrued interest receivable	-	8,509	8,509
Fixed assets, net	-	177,844	177,844
Capitalized software costs	137,844	69,556	207,400
TOTAL ASSETS	$157,403	$317,178	$474,581

LIABILITIES:
Accounts payable	$20,561	$(11,761)	$8,800
Notes payable	33,813	(1,496)	32,317

EQUITY:
Preferred stock	-	-	-
Common stock	16,480	-	16,480
Common stock payable	-	1,425	1,425
Additional paid-in capital	616,087	95,724	711,811
Accumulated deficit	(529,538)	233,286	(296,252)
TOTAL LIABILITIES AND EQUITY	$157,403	$317,178	$474,581

STATEMENT OF OPERATIONS:
Revenue	$31,421	$(1,479)	$29,942
Cost of sales	-	-	-
Gross profit	31,421	(1,479)	29,942

Depreciation and amortization expense	170	25,123	25,293
General and administrative expenses	29,035	270,866	299,901

Impairment of notes receivable	448,040	(448,040)	-
Interest expense	221	5,398	5,619

Net (loss)	$(446,095)	$149,843	$(296,252)

Weighted average number of common shares	42,175,604	(30,499,872)	11,675,192
Net (loss) per common share outstanding	$(0.01)	$0.02	$(0.03)

Spindle, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 13 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report, except for the following items below.

On March 20, 2013, the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers, pursuant to an Asset Purchase Agreement, dated March 1, 2013, by and between Spindle and MeNetwork.  As consideration for the assumption of such liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of the Company, the Company shall issue an additional 750,000 shares of common stock to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of the Company.