Form 10-K/A
period 2011-12-31
SPINDLE, INC.
filed 2013-08-06
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-145088

SPINDLE, INC.
(Name of small business issuer in its charter)

Nevada	20-8242820
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

18835 N. Thompson Peak Pkwy, Suite 210 Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 335-7351

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

i

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

ii

SPINDLE, INC.

FORM 10-K/A

For the year ended December 31, 2011

iii

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

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, Inc. ("Spindle Mobile"), a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of the issued and outstanding common stock of the Company, which shares were distributed to the stockholders of Spindle Mobile, pursuant to the terms and conditions of an Asset Purchase Agreement, dated December 2, 2011, as amended on March 29, 2012  (the "Spindle Mobile Agreement"). The closing of the transaction pursuant to the Spindle Mobile Agreement has been characterized as a reverse capitalization; therefore, our historical financial statements are the financial statements of Spindle Mobile.

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

The Spindle ecosystem consists of not only individuals moving funds, but also professional and business entities who seek more ways to interact with consumers and, chosen singly or in concert with one another, facilitate commerce. For its enterprise clients, Spindle provides P2P, P2B, B2B, B2P, and Mobile Check Deposit. With Spindle’s fleet of conversion and payment solutions participants are afforded a simpler, more elegant, and secure way to handle business that will not become obsolete with ever changing terrestrial, online, or mobile environments.

The Spindle, Inc. suite of products, chosen singly or in concert with one another, offer a better way to extend the life of terrestrial, internet, mobile, and other networked marketing and advertising campaigns. Spindle, Inc. products are device and hardware agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space. That is a basic tenet behind our frictionless finance concept pioneered by Spindle and an idea made whole through our commitment to providing easy-to-use yet enterprise class solutions for any size company where conversion and transaction is lifeblood.

ACH
Credit
Debit
Check
Other
SPINDLE
MOBILE
Cloud-based
Virtual Account
ACH
Check
Merchant
Prepaid
ATM
Access Anytime, Anywhere
Web
Mobile App
SMS
Email

Marketing and Advertising

The Company has a dual approach to distribution. Attracting consumers to the P2P and business to the B2C component drives scale on both sides of the equation. To accomplish this, the product will be branded by our partner financial institutions and offered to both the retail and commercial customers of our bank partner. Additionally we have several third party branding partnerships in the works for companies looking to add mobile to their existing customer communities.  By driving value on both side of the equation, we create a unique commerce ecosystem where payment, merchandising, loyalty, and convenience come to gather seamlessly

We are in contract negotiations with retailers, merchants, and institutions on various deployment strategies for our products, under the Spindle Mobile suite of technologies, and will continue to pursue the most efficient and cost effective method of deployment based on our limited capital and resource structure.

Industry Background and Competition

We compete against all forms of payment, including paper-based transactions (principally cash and checks); card-based payment systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards; and electronic transactions such as wire transfers and Automated Clearing House payments. As a result of a global trend, electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, and card brands such as MasterCard, Visa, American Express and Discover are benefiting from this displacement. However, cash and checks still capture the largest overall percentage of worldwide payment volume.  Our competitors include, but are not limited to, the following:

•

General Purpose Payment Card Industry.  Within the general-purpose payment card industry, there is substantial and increasingly intense competition worldwide from systems such as Visa, MasterCard, American Express, Discover, PayPal and Square, among others looking to enter the mobile payments arena. Legacy payment networks struggle to adapt to the new social environment and shed their imperfect rules, security, and value proposition. The Spindle system has embraced social environment, closed gaps on customer authentication, and taken the risk out of mobile payments for merchant using the system.

•

End-to-End Payment Networks.  Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders. The spindle system must adopt a similar approach in order to deliver the value of the ecosystem. The closed loop providers such as American Express, Discover, and PayPal have certain advantages that we too will enjoy. Operating as a closed loop program, we do not require formal interchange fees to balance payment system costs among issuers and acquirers. Additionally we believe we are exempt from the recent Durban legislation on Debit card fees as is our closed loop competitors. This enables us to negotiate competitive fees for acceptance of our proprietary branded payment service.

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

Intellectual Property

Spindle’s large and growing intellectual property portfolio supports and enhances our enterprise payment solutions, which is developed both internally and through acquisition. Spindle owns four patents and it has an additional three patents pending with the United States Patent & Trademark Office. In addition Spindle owns the right to royalty free use of five issued patents and one pending application in the secure encryption, media, and document security space.

Spindle’s initial patent portfolio plays an integral role in technology platforms and services and the movement of value over networks. The patents are foundational to the methods used in networked payments. The patent portfolio includes three continuation patents in a family of patents related to “Processing Payment on the Internet” now pending with the U.S.P.T.O.

Spindle’s "Financial Transaction System" family of patents teaches “An automated payment system particularly suited for purchases over a distributed computer network. In such a distributed computer network, a merchant or vending computer contains certain promotional information, which is communicated to a customer's computer. Based upon the promotional information, the operator of the customer's computer decides to purchase the services or goods described by the promotional information. The customer's computer is linked to a payment-processing computer and the customer's credit card number and the amount of the goods or services is transmitted to the payment-processing computer. The payment-processing computer automatically contacts a bank for verification of the credit card and amount; the bank transmits an authorization to the payment-processing computer. The payment processing computer communicates a self-generated transaction indicia, and in some embodiments a password.” Our “Financial Transaction System” patent has been referenced over 140 times by companies such as PayPal, Visa, First Data Corporation, Priceline.com Incorporated, eBay, Inc., AT&T Intellectual Property I, L.P., etc. as foundational to portions of their intellectual property portfolios.

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

Spindle's patent portfolio was further expanded in 2010 with the filing of the now pending U.S. Patent Application No. 13/338,110 for "Mobile Payment System and Method" which solves critical problems in mobile payment transactions using a novel and secure encrypted messaging platform, which integrates senders and recipients of mobile payments with their banks and associated automated clearinghouses.  Spindle has expanded the International reach of this pending application with a corresponding PCT application No. PCT/US2011/067396.

RHINOPAY®

RHINOPAY® is a registered trademark of Spindle Inc. On November 11, 2011 the United States Patent and Trademark Office (USPTO) awarded Spindle, Inc. trademark 4,063,477 for “RhinoPay”.  RhinoPay® is the trade name for Spindle, Inc. PSP and P2P product lines. The RHINOPAY product consists of Payment services, and commerce and loyalty marketing for its clients. RHINOPAY provides P2P, P2B, B2B, B2P, Mobile Check Deposit and ACH services. With RHINOPAY's conversion and payment solutions participants are afforded a simpler, more elegant, and secure way to handle business that will not become obsolete with ever changing terrestrial, online, or mobile environments.  The RHINOPAY® ecosystem consists of not only individuals moving funds, but also professional and business entities who seek more ways to interact with consumers and, chosen singly or in concert with one another, facilitate commerce.

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

The RHINOPAY® product offers a better way to extend the life of terrestrial, internet, mobile, and other networked marketing and advertising campaigns. RHINOPAY® products are device and hardware agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space. That is a basic tenet behind our frictionless finance concept pioneered by Spindle Inc. and an idea made whole through our commitment to providing easy-to-use yet enterprise class solutions for any size company where conversion and transaction is lifeblood.

The Company's trademark covers "Computer software for processing payments to and from users of telephones, computers and other communications devices; financial payment processing software. Clearing and reconciling financial transactions via electronic, wireless, and optical al communications networks." As of the date of this filing, the RHINOPAY® trade name is no longer used by the Company in connection with its operations.

Number of total employees and number of full time employees

As of March 30, 2012, we employed five individuals.  We consider our relationship with employees to be good.

Corporate Offices

We use office space at 6821 E. Thomas Road, Scottsdale, AZ 85251.  We lease approximately 1735 square feet of office space from Air Commercial Real Estate at a rate of $2,165 per month for a lease term of 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We are currently renting month to month with plans to move to a nearby location, which has not been contracted.

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

The Company has incurred net losses since inception. Coyote Hills Golf, Inc. was originally incorporated in the State of Nevada on January 8, 2007.  Spindle Mobile was incorporated in the State of Delaware on January 14, 2011. On December 2, 2011, Coyote Hills and Spindle Mobile consummated a reverse acquisition whereby Spindle mobile was deemed the accounting acquirer and Coyote Hills the legal acquire resulting in a recapitalization of Spindle Mobile. Simultaneous to the reverse acquisition Coyote Hills Golf, Inc. effected a name change to Spindle, Inc. Coyote Hills Golf, Inc. was previously an online retailer of golf-related apparel, equipment and supplies. As shown in the accompanying financial statements, the Company has incurred a net loss of $296,252 for the period from January 14, 2011 (inception) to December 31, 2011.  The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.

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

The Wall Street Reform and Consumer Protection Act recently enacted in the United States establish regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Wall Street Reform and Consumer Protection Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” At this time the law is published and we believe our payment service is exempt. Should that change there would be an impact on our business model due to the costs of compliance with such law.

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

Our processing systems may experience service interruptions as a result of process or other technological malfunction, fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events, the probability or severity of which cannot be determined or predicted by the Company. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Our visibility in the global payments industry may also attract terrorists, activists or hackers to attack our facilities or systems, leading to service interruptions, increased costs or data security compromises. Additionally, we rely on third-party service providers for the timely transmission of information across our global data transportation network. Inadequate infrastructure in lesser-developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

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

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

This item is not required to be reported by smaller reporting companies.

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

As of 2011, resolution had been reached between NMI and all defendants except for eProcessing Network and all patent issues except for a claim related to patent 5,822,737 - “Financial Transaction System”. As of July 8, 2011, the litigation in question was known as Case No. 2007-1565, U.S. Court of Appeals for the Federal Circuit.

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

As of December 31, 2011, the end of the annual period covered by this report, there has been no counterclaims against Spindle, Inc., and the litigation has not been fully resolved.

ITEM 4 - MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

As of the end of the period covered by this report our common stock was quoted on the NASD’s OTC Bulletin Board under the trading symbol “SPDL.ob.” Since April 17, 2013 our common stock is quoted on the OTCPink of the OTC Markets Group, Inc. under the trading symbol “SPDL”. As of the end of the period covered by this report, no public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

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

On December 2, 2011, in connection with the Spindle Mobile Agreement, former officers and directors agreed to cancel a total of 41,120,000 shares of common stock.

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

Overview

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.   Through the date of this annually report, we only generated minimal revenues from that line of business.

On December 2, 2011, we consummated a reverse capitalization transaction as a result of the acquisition of certain assets and intellectual property from Spindle Mobile in accordance with the terms and condition of the Spindle Mobile Agreement.  As a result of the closing of the transaction, approximately 80% of the issued and outstanding common stock of the Company was issued to SMI and the stockholders of SMI, whereby SMI acquired 56,701 shares of common stock of CYHF, or less than 1% of the issued and outstanding shares of common stock of the Company.

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

The Spindle, Inc. suite of products, chosen singly or in concert with one another, offer a better way to extend the life of terrestrial, internet, mobile, and other networked marketing and advertising campaigns. Spindle, Inc. products are device and hardware agnostic, focusing instead on enterprise, banking, and brand-centric solutions that streamline the transactional process in a highly secure space. That is a basic tenet behind our frictionless finance concept pioneered by Spindle and an idea made whole through our commitment to providing easy-to-use yet enterprise class solutions for any size company where conversion and transaction is lifeblood.

Results of Operations

As a result of the reverse capitalization, during the year ended December 31, 2011, we discontinued our prior golf apparel and supply business and have dedicated our focus on developing our proprietary mobile money transfer and payment technology.  Our consolidated financial statements as presented for the period from January 14, 2011 (Inception) to December 31, 2011 include the accounts of Spindle, Inc., and Spindle Mobile, Inc.

Revenues

We currently generate revenues from the licensing of our proprietary funds processing software.  During the period from January 14, 2011 (inception) to December 31, 2011, we generated $29,942 from license fee revenue.  Our management is hopeful that as our base of operations grow, we will see a corresponding increase in licensing revenue.  As stated previously, we only recently changed our business direction.  Therefore, this revenue source is relatively new and has only recently begun to contribute materially to our operations and we are unable to forecast prospects.    There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others.

Operating Expenses

In the course of our operations, we have incurred operating expenses comprised primarily of depreciation and amortization and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

We are currently in the development stage and, as a result, our expenses are primarily related to bringing our technology to market. At this time, we expect to continue to incur professional and consulting fees in our efforts to commercialize our technology.

For the period from January 14, 2011 (inception) to December 31, 2011, we incurred operating expenses in the amount of $325,194, comprised of $25,293 in depreciation and amortization expense related to certain assets acquired from Spindle Mobile, and general and administrative expenses of $299,901 including consulting expenses of $109,560, salaries of $71,751, professional fees of $47,015, $55,861 in general and administrative expenses and $15,714 in other expenses.  Our operating expenses are tied directly to our ongoing operations and research and development. As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Interest Expense

During the year ended December 31, 2011, we borrowed $25,000 from a related party, pursuant to a promissory note.  In connection with the promissory note, we issued the note holder warrants to purchase up to 250,000 shares of our common stock at $1.00 per share.   Because of this transaction, we recognized interest expense of $5,619 related to the amortization of the discount on the promissory note.

Net Losses

We have experienced net losses since inception.   Our net losses for the period from January 14, 2011 (inception) to December 31, 2011 were $296,251.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Our operations since inception have been funded primarily through proceeds received from the issuance of debt and the sale of our equity securities. We expect to have negative cash flows from operations of approximately $20,000-$35,000 per month. As a result, our management believes cash on hand of $3,109, as of December 31, 2011, is not sufficient to maintain our operations for at least the next 12 months. We plan to meet our operating cash flow requirements by raising additional funds from the sale of equity and debt securities. We are significantly reliant upon our efforts to secure financing through such means; however, we cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We raised $300,000 during the year ended December 31, 2011 in connection with sales of our equity securities.

As of December 31, 2011, we had total assets equal to $474,581 including $89,337 in current assets, comprised of $3,109 in cash, $10,966 in accounts receivable, $66,753 in note receivables net of notes payable, and $8,509 in accrued interest receivables net of notes payable.  The Company's total current liabilities as of December 31, 2011 were equal to $8,800 comprised of accounts receivable.

Cash used by operating activities during the period from January 14, 2011 (inception) to December 31, 2011 was $227,204 cash used for general operations and developmental activities.

Cash used in investing activities was $78,858 during the period from January 14, 2011 to December 31, 2011, specifically related to the purchase of capitalizable software costs.

During the period from January 14, 2011 to December 31, 2011, net cash provided by financing activities totaled $309,170, of which $9,170 was cash acquired from the acquisition and $300,000 is from the proceeds received from the sale of common stock.

As of December 31, 2011, we had $3,109 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively seeking to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

We expect to capitalize on the expanding mobile and mcommerce environments with a suite of technologies, which we believe are simple, secure, device agnostic, flexible, and are enterprise grade. Our products are driven through our patented process, which allows for the financial plumbing t exit over networks, for merchants, retailers, banks, and institutions. The Spindle Mobile ecosystem consists of not only individuals moving funds, but also professional and business entities who seek more ways to interact with consumers and, chosen singly or in concert with one another, facilitate commerce. For its enterprise clients, Spindle Mobile provides P2P, P2B, B2B, B2P, and Mobile Check Deposit. Spindle will offer these products directly to the aforementioned audience with regional business development teams located on both the East and West coasts.

Our products exist either in a client’s location or through our secure cloud based network, located in our data center in Wilshire 1, Los Angeles, CA, which provides flexibility and easy integration. Spindle is entering the market as a Payment Service Provider (PSP). As such Spindle’s system must undergo Payment Card Industry (PCI) certification. Our system will initially require a Merchant Level 4 certification with includes an initial evaluation followed by period random testing. Below are the Visa defined PCI levels:

VISA Merchant Levels Defined

Level	Description
1

Any merchant-regardless of acceptance channel processing over 6,000,000 Visa transactions per year.

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

Spindle key go-to-market strategy is the banking channel partnerships as identified above in item 2 of the strategies. It will be critical for Spindle to develop a platform that does not compete with our partner channels but offers a technology solution that enhances their current capabilities and offers new services to augment deficiencies in their current capabilities specifically enabling mobile commerce for both consumers and merchants.

To accomplish this Spindle will deliver a platform for processing of credit, debit, check, and ACH transaction service that integrates with existing banking platforms and is mobile enabled to extend these current processing platforms into the mobile market place.

Milestones:

-

The first significant milestone of the Company is entering the unattended vending market place.  As of the date of this filing this milestone has been accomplished in April of 2012 through the build out of the Spindle processing platform to support the specific needs of the unattended vending market. The company attended the National Automatic Merchandising Association Show in April and demonstrated the service. Spindle began processing unattended vending transactions in May of 2012. The costs associated with the build out of the Spindle processing platform in connection with the vending business are approximately $200,000.00 including development, operational, administrative, and marketing.

-

The second significant milestone of the Company will be the release of the payment services provider platform, upon receipt of the PCI certification as described above.  The Company anticipates that this milestone will be completed early in the fourth quarter of 2012, and   has a backlog of business to board upon the completion of the full processing platform. Total costs associated with the completion of this milestone are estimated at approximately $450,000.00 including development, operational, administrative, and sales and marketing.

-

The third milestone will be the release of the Company's full mobile solution, which is anticipated to occur during the fourth quarter of 2012.  In furtherance of the completion of this milestone, the Company has recently entered into a partnership agreement with Utiba Mobility, Inc. ("Utiba") a leading global provider of mobile financial services that the Company believes will leverage the full Spindle solution.  In accordance with the Utiba agreement the Company will provide low cost mobile acceptance technology and services to complement Utiba's converging payments solutions. Spindle will also enrich the consumer-to-merchant experience by integrating its comprehensive mobile marketing capabilities within Utiba's mobile financial services offering. The Company expects to incur estimated costs of approximately $150,000.00 including development, operational, administrative, and sales and marketing related to the release of its full mobile solution.

Spindle intends to meet its cash requirements for accomplishing each of these milestones through the sale of its equity and debt securities.  There are no assurances that we will be able to raise the funds necessary to meet the expected milestones described above or that the terms of any such financings will be favorable to us.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2011.  Depreciation expense for the period January 14, 2011 (Inception) to December 31, 2011 totaled $0.

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

Intangible assets

The Company records its intangible assets in accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. The Company assessed the qualitative factors and determined no further testing was necessary. If further testing was necessary, the Company would have tested the recoverability of goodwill using a two-step impairment test at the reporting unit level. For goodwill impairment test purposes, the Company is considered one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. Topic ASC 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2011, management has concluded that neither a reserve for product returns nor a warranty liability is required.

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

For the period from January 14, 2011 (inception) to December 31, 2011, the Company recorded stock-based compensation expense related to equity granted in connection with services to the Company of $42,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spindle, Inc.

We have audited the accompanying consolidated balance sheet of Spindle, Inc. as of December 31, 2011, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the period from January 14, 2011 (Inception) to December 31, 2011.  Spindle, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindle, Inc. as of December 31, 2011, and the results of its consolidated operations, stockholders’ equity, and cash flows for the year then ended and for the period January 14, 2011 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company

Las Vegas, Nevada

July 19, 2013

Spindle, Inc.
(Formerly Known as Coyote Hills Golf, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

December 31,
2011
Assets	(Restated)
Current assets:
Cash	$3,109
Accounts receivable	10,966
Notes receivable, net of notes payable of $221,287 and $221,287, respectively	66,753
Accrued interest receivable, net of accrued interest payable of $14,085 and $5,371, respectively	8,509
Total current assets	89,337

Fixed assets, net of accumulated depreciation of $2,031 and $0, respectively	177,844

Other assets:
Intangible assets, net of accumulated amortization of $75,878 and $25,293	207,400
Total other assets	207,400

Total assets	$474,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,800
Total current liabilities	8,800

Long-term liabilities:
Notes payable - related party, net of debt discount of $23,266 and $18,983, respectively	32,317
Total long-term liabilities	32,317

Total liabilities	41,117

Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding as of December 31, 2012 and 2011, respectively	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
16,400,000 shares issued and outstanding
as of December 31, 2011	16,480
Additional paid in capital	711,811
Common stock payable, 1,425,000 shares authorized and unissued
as of December 31, 2011	1,425
Deficit accumulated during development stage	(296,252)
Total stockholders' equity	433,464

Total liabilities and stockholders' equity	$474,581

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.
(Formerly Known as Coyote Hills Golf, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations

January 14, 2011
(Inception) to
December 31,
2011
(Restated)
Revenue	$29,942
Cost of sales	-

Gross profit	29,942

Expenses:
Depreciation and amortization	25,293
Promotional and marketing	-
Consulting	109,560
Software and internet costs	1,445
Salaries, wages and benefits	71,751
Professional fees	47,015
Travel	7,714
Rent expense	6,555
General and administrative expenses	55,861
Total expenses	325,194

Loss before other expenses	(295,252)

Other expense:
Interest income	4,619
Interest expense	(5,619)
Total other expense	(1,000)

Income (Loss) before provision for income taxes	(296,252)

Provision for income taxes	-

Net Income (Loss)	$(296,252)

Weighted average number of common shares
outstanding - basic and fully diluted	11,675,192

Net income (loss) per share - basic and fully diluted	$(0.03)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.
(Formerly known as Coyote Hills Golf, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity

						(Deficit)
						Accumulated
			Additional	Common	Unamortized	During the
	Common Stock		Paid-in	Stock	Equity	Development
	Shares	Amount	Capital	Payable	Compensation	Stage	Total

Balance, January 14, 2011 (Restated)	-	$ -	$ -	$ -	$ -	$ -	$ -

Shares issued for services	10,500,000	10,500	-	-	-	-	10,500

Asset acquisition with Net Money In	1,575,000	1,575	237,000	1,425	-	-	240,000

Shares issued for services	525,000	525	41,475	-	-	-	42,000

Shares issued for cash	600,000	600	299,400	-	-	-	300,000

Recapitalization from reverse merger with Spindle Mobile, Inc.	3,280,000	3,280	132,419	-	-	-	135,699

Imputed interest	-	-	1,517	-	-	-	1,517

Net loss	-	-	-	-	-	(296,252)	(296,252)

Balance, December 31, 2011 (Restated)	16,480,000	$ 16,480	$ 711,811	$ 1,425	$ -	$ (296,252)	$ 433,464

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.
(Formerly known as Coyote Hills Golf, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows

January 14, 2011
(Inception) to
December 31,
2011
Cash flows from operating activities	(Restated)
Net (loss)	$(296,252)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services	52,500
Depreciation and amortization	25,293
Amortization of debt discount	4,249
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(10,967)
(Increase) decrease in prepaid expenses	-
Decrease in accrued interest receivable	758
Increase (decrease) in accounts payable and accrued liabilities	(2,785)
Net cash (used in) operating activities	(227,204)

Cash flows from investing activities
Acquisitions of fixed assets	(78,858)
Net cash (used in) investing activities	(78,858)

Cash flows from financing activities
Cash acquired from acquisition	9,170
Issuance of common stock	300,000
Net cash provided by financing activities	309,170

Net increase in cash	3,108
Cash - beginning of year	-
Cash - end of year	$3,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$52,500

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Restated)

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

On December 2, 2011, Spindle, Inc. completed the asset acquisition of a majority of the assets and intellectual property of Spindle Mobile, Inc., a Delaware corporation ("SMI)" in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of the issued and outstanding common stock of the Company, which shares were distributed to the stockholders of SMI pursuant to an Asset Purchase Agreement (the "APA").  Under the APA, Spindle, Inc. issued 13,200,000 shares of its common stock to various individuals and entities in exchange for the acquired assets and liabilities.  Additionally, under the APA, the former officers and directors of Spindle, Inc. agreed to cancel 41,120,000 shares of common stock.  For accounting purposes, the acquisition of the SMI by Spindle, Inc. has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, SMI, in substance acquired a non-operational public company (Spindle, Inc.) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, SMI is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of SMI.  As a result of this transaction, Spindle, Inc. changed its business direction and is now a commerce-centric business.  Spindle Mobile, Inc. was incorporated on January 14, 2011 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of SMI through ending reporting periods reflected.

Principles of consolidation

For the period from January 14, 2011 to December 31, 2011, the consolidated financial statements include the accounts of Spindle, Inc. and Spindle Mobile, Inc.  All significant intercompany balances and transactions have been eliminated.   Spindle, Inc. and Spindle Mobile, Inc. will be collectively referred herein to as the “Company”.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011.

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

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis.  The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value.  The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively impact the utility of the Company’s inventory, it may be required to record additional write-downs, which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the years ended December 31, 2011, there was no impairment necessary.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2011.  Depreciation expense for the period January 14, 2011 (Inception) to December 31, 2011 totaled $0.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2011, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the period January 14, 2011 (Inception) to December 31, 2011, there was $0 in advertising and marketing costs.

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

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies (continued)

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the period from January 14, 2011 (Inception) to December 31, 2011, exercise of stock options and warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

For the period from January 14, 2011 (inception) to December 31, 2011, the Company recorded stock-based compensation expense related to equity granted in connection with services to the Company of $42,000.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Organization of the company and significant accounting policies (continued)

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value.  For the period from January 14, 2011 (inception) to December 31, 2011, the Company determined that none of its long-term assets were impaired.

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

During the period from January 14, 2011 (inception) to December 31, 2011, the Company generated approximately 100%, of its revenue from one customer.

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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has not yet achieved profitable operations and has accumulated losses through December 31, 2011 of $296,252 and minimal working capital of $80,537. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur losses as it executes its business plan and does not expect to attain profitability in the near future.  The Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 - Going concern, continued

funding and its ability to execute its business plan realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

Note 3 - Notes receivable

Demand notes receivable consisted of the following at December 31:

2011
Notes receivable, 2.59% per annum	$288,040
Less:
Notes payable, 2.59% per annum	(221,287)
$66,753

Note 4 - Accrued interest receivable

Accrued interest receivable consisted of the following at December 31:

2011
Accrued interest receivable	$13,080
Less: Accrued interest payable	(5,371)
Total accrued interest receivable, net	$8,509

Interest income for the period from January 14, 2011 (inception) to December 31, 2011 was $4,619.  Imputed interest expense for the period from January 14, 2011 (inception) to December 31, 2011 was $5,377.

Note 5 - Fixed assets

Fixed assets consisted of the following at December 31:

2011
Capitalized software development	$177,844
Computer software	-
Office furniture and equipment	1,049
Less: Accumulated depreciation	(1,049)
Total fixed assets, net	$177,844

Depreciation expense for period from January 14, 2011 (inception) to December 31, 2011 was $0.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 - Notes payable related party and note payable

Related party notes payable consisted of the following at December 31:

2011
Note payable, non-interest bearing, unsecured
maturing on November 13, 2014 (1)	$-
Note payable, non-interest bearing, unsecured
maturing on January 15, 2014	-
Revolving line of credit with a related party up to $250,000, unsecured, non-interest bearing, and
maturing December 15, 2015	51,300
Note payable, non-interest bearing and
maturing January 15, 2013	-
Less: Debt discount	(18,983)
32,317
Less current portion	-

Total long-term notes payable - related party, net	$32,317

(1)

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  The note bears 0% interest and is due on November 13, 2014.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s par value common stock at a price per share of $1.00.  Resultantly, a discount of $17,709 was attributed to the value of the note, which amount is being amortized over a period of 36 months.  During the year ended December 31, 2012, a total of $6,419 has been amortized and recorded as interest expense related to the warrants. (Note 8)

Notes payable consisted of the following at December 31:

2011
Revolving line of credit with a related party up to $250,000, unsecured, non-interest bearing, and maturing December 15, 2015	$51,300
Less: Debt discount	(18,983)

Total long-term notes payable, net	$32,317

The Company has issued various promissory notes to related parties all of which have terms, which include a stated interest rate of 0%. The Company has imputed interest at a rate of approximately 2.6% for each of the aforementioned notes, which have been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the period from January 14, 2011 (inception) to December 31, 2011 was $5,377.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 7 - Stockholders’ equity

The Company was originally authorized to issue up to 200,000,000 shares of common stock, par value $0.001.  On November 15, 2011, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 200,000,000 shares with a par value of $0.001 per share to 300,000,000 shares of par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

On November 15, 2011, the Company effectuated a 4-for-1 forward stock split.  All share and per share amounts have been retroactively restated.

On January 17, 2011, the Company issued a total of 10,500,000 shares of common stock for services valued at $10,500.

On May 19, 2011, the Company issued a total of 1,575,000 shares of common stock and agreed to issue an additional 1,425,000 shares of common stock to acquire certain assets and liabilities of Net Money In.  The value of the shares was $240,000.  As of the December 31, 2011, the 1,425,000 shares have not been issued and are recorded to common stock payable.

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

Note 8 - Warrants and options

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

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 8 - Warrants and options, continued

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011 and changes during the period from January 14, 2011 (inception) to December 31, 2011:

Warrants:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at January 14, 2011 (inception)	-	$-
Granted	250,000	1.00
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2011	250,000	$1.00
Warrants exercisable at December 31, 2011	250,000	$1.00

Note 9 - 2011 Restatement

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

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9 - Restatement, continued

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

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 10 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report, except for the following items below.

On June 26, 2012, the Company repurchased 1,000,000 shares of common stock for cash in the amount of $1,000, which were immediately cancelled.

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

On December 31, 2012, the Company bought the residual income stream from Parallel Solutions (PSI). This revenue is perpetual as long as the vendor's contract stays with PSI.  The company received all the contracts expect for two: Chesspay and TRK.  The Company did the due diligence on PSI around November 2012 and based the calculations on the new income for the period November of 2011 to October 2012. The Company used an industry standard multiple (1.1) to put a value on the asset and came up with a value of roughly $589,294.  At the time when the Company was performing the due diligence it determined the value of the company stock was trading very sparsely at $1.09, so the Company took initial valuation of $589,294 and divided by $1.09 to get a number of shares that would be issued in return for the asset. The Company and PSI all agreed on 538,570 shares. As of December 31, 2012, the 538,570 shares have not been issued and are recorded to common stock payable.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 2, 2011, the Board of Directors of the Company approved the dismissal of De Joya Griffith & Company, LLC, as its certifying independent registered public accountants.   None of the reports of De Joya Griffith & Company, LLC on the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern.  During the Registrant’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with De Joya Griffith & Company, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to De Joya Griffith & Company, LLC's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1) of the Securities and Exchange Commission's Regulation S-K.

On December 2, 2011, the Board of Directors of the Registrant approved the engagement of, and the Registrant did on such same date engage, Weaver & Martin, LLC, 411 Valentine, Suite 300, Kansas City, Missouri 64111, as its independent registered public accounting firm commencing December 2, 2011, for the fiscal year ended December 31, 2011.   Effective April 4, 2013 (the “Resignation Date”), Weaver Martin & Samyn, LLC (“WMS”) resigned as the principal independent registered public accountant of Spindle, Inc. (the “Company”). On April 10, 2013, we engaged L.L. Bradford & Company (“LL Bradford”) as our independent registered accounting firm. During our fiscal year ended December 31, 2011, neither we nor anyone on our behalf consulted with LL Bradford regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) or a “reportable event.”

ITEM 9A(T) - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were ineffective for the period ended December 31, 2011 for the following reasons. Management acknowledges that the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting that is Integrated With an Audit of Financial Statements, which provides that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting, results in the presumption that the Company’s internal control over financial reporting as of December 31, 2011, were ineffective. In addition, as a result of the material weakness with respect to the internal controls and procedures, management acknowledges that there is also a presumption that the Company's disclosure controls and procedures were ineffective at December 31, 2011.  Despite the implications that the restatement has on the Company's internal controls and procedures and disclosure controls and procedures, since the accounting treatment with respect to the Acquisition results primarily from the Company's prior status as a "shell company", it believes that the material weakness identified is limited solely to the accounting treatment used in connection with this transaction and therefore is not a recurring deficiency.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the presumption of ineffectiveness resulting from the restatement,   management has concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2011.

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

The names and ages of our directors and executive officers and their positions as of December 31, 2011 are as follows:

Name	Age	Position

William Clark	54	Chief Executive Officer

John Devlin	64	Director

Glen Bancroft	56	Director

David Ide	37	Director

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

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Ten Years

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

Code of Ethics

As of the end of the period covered by this report, we have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

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

On February 8, 2007, Ms. Erickson donated cash in the amount of $100.

On November 14, 2011, we entered into a promissory note with a David Ide, a shareholder, officer and director, for $25,000.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of our par value common stock at a price per share of $1.00.

In connection with the December 2, 2011 Asset Purchase Agreement and Addendum Number 1 thereto, our former shareholders agreed to cancel a total of 41,120,000 shares of common stock.

Also on December 2, 2011, and in connection with the Asset Purchase Agreement and Addendum Number 1 thereto, we issued 13,200,000 shares of common stock to acquire assets valued at $553,884.

On December 15, 2011, we received loans from David Ide, a related party, totaling $26,300.  The related party agreed to loan us up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.

During the year ended December 31, 2011, we distributed funds in the amount of $31,000 to Spindle Mobile, Inc., a stockholder of the Company and a party  to the Asset Purchase Agreement, dated December 2, 2011, consummated by the Company.  The distribution is not expected to be repaid and is considered to be a reduction to additional paid-in capital.

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

SERVICES	2011	2010

Audit fees	$9,575	$8,000
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$9,900	$8,325

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of August 2013.

Spindle, Inc.

By: /s/ William Clark
William Clark President Principal Executive Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer and	August 6, 2013
William Clark	Principal Financial Officer

/s/ John Devlin	Director	August 6, 2013
John Devlin

/s/ Glen Bancroft	Director	August 6, 2013
Glen Bancroft

/s/ David Ide	Director	August 6, 2013
David Ide

/s/ John Reardon	Director	August 6, 2013
John Reardon

/s/ Ashton Craig Page	Director	August 6, 2013
Ashton Craig Page

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)
(b) By-Laws (1)

10	Material Agreements

(a) Asset Purchase Agreement (2)
(b) Addendum No. 1 to Asset Purchase Agreement

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

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
Item 4.01 Changes in Registrant’s Certifying Accountant
Item 5.01 Changes in Control of Registrant
Item 5.02 Departure of Directors or Principal Officers
Item 5.03 Amendments to Articles of Incorporation
Item 5.06 Change in Shell Company Status
Item 8.01 Other Events