Form 10-Q/A
period 2012-03-31
SPINDLE, INC.
filed 2013-08-19
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-145088

SPINDLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8241820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18835 North Thompson Peak Parkway, Suite 210 Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,057,000 shares of Common Stock.

SPINDLE, INC.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

3

Item 1. Unaudited Financial Statements

3

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

16

Item 3. Quantitative and Qualitative Disclosure About Market Risks

19

Item 4. Controls and Procedures

19

PART II - OTHER INFORMATION

19

Item 1. Legal Proceedings

19

Item 1A. Risk Factors

19

Item 2. Unregistered Sales of Equity Securities

20

Item 3. Defaults Upon Senior Securities

20

Item 4. Mine Safety Disclosures

20

Item 5. Other Information

20

Item 6. Exhibits

20

SIGNATURES

21

Explanatory note

On February 6, 2013, the Company’s Board of Directors, after consultation with management, determined that the Company’s financial statements for the fiscal year ended December 31, 2011 (the "2011 Fiscal Year") as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"), and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the "2012 Fiscal Quarters", together with the 2011 Fiscal Year, the “Restatement Periods”) should no longer be relied upon and should be restated in order to characterize the acquisition of certain assets of Spindle Mobile, Inc. during the fourth quarter of the fiscal year ended December 31, 2011 as a reverse capitalization rather than an asset acquisition.  The restatement of the 2011Fiscal Year was filed in an Amendment No. 1 to the Company’s 2011 Annual Report filed with the Securities and Exchange Commission on August 6, 2013.  This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q (the “Amendment”) has been filed to amend the Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2012, as filed on May 15, 2012 and amended on May 16, 2016 (the “Original Filing”). No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Commission on  August 6, 2013.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(UNAUDITED)	(RESTATED)
	(RESTATED)
Assets

Current assets:
Cash	$19,971	$3,109
Accounts receivable	10,966	10,966
Prepaid expenses and current deposits	5,000	-
Notes receivable, net of notes payable of $221,287 and $221,287, respectively	66,753	66,753
Accrued interest receivable, net of accrued interest payable of $7,554 and $5,371, respectively	8,203	8,509
Total current assets	110,893	89,337

Fixed assets, net of accumulated depreciation of $1,049 and $0, respectively	286,844	177,844

Other assets:
Intangible assets, net of accumulated amortization of $37,939 and $25,293, respectively	194,754	207,400

Total assets	$592,491	$474,581

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$112,959	$8,800
Total current liabilities	112,959	8,800

Long-term liabilities:
Notes payable - related party, net of debt discount of $25,143 and $18,983, respectively	81,657	32,317
Total long-term liabilities	81,657	32,317

Total liabilities	194,616	41,117

Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
16,799,000 and 16,400,000 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	16,719	16,480
Additional paid in capital	878,105	711,811
Common stock payable, 1,425,000 and 1,425,000 shares authorized and unissued
as of March 31, 2012 and December 31, 2011, respectively	1,505	1,425
Deficit accumulated during development stage	(498,454)	(296,252)
Total stockholders' equity	397,875	433,464

Total liabilities and stockholders' equity	$592,491	$474,581

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		January 14, 2011
	March 31,		(Inception) to
	2012	2011	March 31, 2012
	(RESTATED)	(RESTATED)	(RESTATED)

Revenue	$-	$-	$29,942
Cost of sales	-	-	-

Gross profit	-	-	29,942

Expenses:
Depreciation and amortization	12,646	-	37,939
Promotional and marketing	1,275	-	1,275
Consulting	28,300	13,000	137,860
Software and internet costs	1,322	-	2,767
Salaries, wages and benefits	82,779	-	154,530
Professional fees	47,738	-	94,753
Travel	17,193	-	24,907
Rent expense	6,555	-	13,110
General and administrative expenses	3,134	-	58,995
Total expenses	200,942	13,000	526,136

Loss before other expenses	(200,942)	(13,000)	(496,194)

Other expense:
Interest income	1,870	-	6,489
Interest expense	(3,130)	-	(8,749)
Total other expense	(1,260)	-	(2,260)

Income (Loss) before provision for income taxes	(202,202)	(13,000)	(498,454)

Provision for income taxes	-	-	-

Net Income (Loss)	$(202,202)	$(13,000)	$(498,454)

Weighted average number of common shares
outstanding - basic and fully diluted	16,524,847	10,090,909

Net income (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended		January 14, 2011
	March 31,		(Inception) to
	2012	2011	March 31, 2012
	(RESTATED)	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net (loss)	$(202,202)	$(13,000)	$(498,454)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services	-	10,500	52,500
Depreciation and amortization	12,646	-	37,939
Amortization of debt discount	954	-	5,203
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	-	(10,967)
(Increase) decrease in prepaid expenses and deposits	(5,000)	-	(5,000)
Decrease in accrued interest receivable	306	-	1,064
Increase (decrease) in accounts payable and accrued liabilities	104,159	-	101,374
Net cash (used in) operating activities	(89,137)	(2,500)	(316,341)

Cash flows from investing activities
Acquisitions of fixed assets	(109,000)	-	(187,858)
Net cash (used in) investing activities	(109,000)	-	(187,858)

Cash flows from financing activities
Cash acquired from acquisition	-	-	9,170
Proceeds for notes payable - related party	55,500	2,500	55,500
Issuance of common stock	159,500	-	459,500
Net cash provided by financing activities	215,000	2,500	524,170

Net increase (decrease) in cash	16,863	-	19,971
Cash - beginning of year	3,109	-	-
Cash - end of year	$19,972	$-	$19,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$-	$-	$52,500

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the restated financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s annual report on Form 10-K as amended,.  The Company follows the same accounting policies in the preparation of interim reports.

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

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, Inc. (“SMI”), a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of the issued and outstanding common stock of the Company, which shares were distributed to the stockholders of SMI, pursuant to the terms and conditions of an Asset Purchase Agreement, dated December 2, 2011 (the “Spindle Mobile Agreement”).Under the APA, Spindle, Inc. issued 13,200,000 shares of its common stock to various individuals and entities in exchange for the acquired assets and liabilities. Additionally, under the APA, the former officers and directors of Spindle, Inc. agreed to cancel 41,120,000 shares of common stock.  For accounting purposes, the acquisition of the SMI by Spindle, Inc. has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, SMI, in substance acquired a non-operational public company (Spindle, Inc.) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, SMI is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of SMI. As a result of this transaction, Spindle, Inc. changed its business direction and is now a commerce-centric business. Spindle Mobile, Inc. was incorporated on January 14, 2011 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of SMI through ending reporting periods reflected.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($498,454) for the period from January 14, 2011 (inception) to March 31, 2012, and had minimal net sales of $25,942.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants as of March 31, 2012.  See Note 11.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the three months ended March 31, 2012 and 2011.

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

(RESTATED)

Note 4 - Accounting policies and procedures, continued

Revenue recognition

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

Reclassification

Certain reclassifications have been made to conform the 2011 amounts to the 2012 classifications for comparative purposes.

Principles of consolidation

For the period from January 14, 2011 to March 31, 2011, and for  the comparative period ended March 31, 2012, the consolidated financial statements include the accounts of Spindle, Inc. and Spindle Mobile, Inc.   All significant intercompany balances and transactions have been eliminated.   Spindle, Inc. and Spindle Mobile, Inc. will be collectively referred herein to as the “Company”.

Recent accounting pronouncements

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

Note 5 - Prepaid expenses and deposits

Prepaid expense consisted of the following at:

	March 31,	December 31,
	2012	2011
Legal fees	$5,000	$-
Total fixed assets, net	$5,000	$-

Note 6 - Notes receivable

Demand notes receivable consisted of the following at:

	March 31,	December 31,
	2012	2011
Notes receivable, 2.59% per annum	$288,040	$288,040
Less: Notes payable, 2.59% per annum	(221,287)	(221,287)
Total notes receivable, net	$66,753	$66,753

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 7 - Accrued interest receivable

Accrued interest receivable consisted of the following at:

	March 31,	December 31,
	2012	2011
Accrued interest receivable	$15,757	$13,880
Less: Accrued interest payable	(7,554)	(5,371)
Total accrued interest receivable, net	$8,203	$8,509

Note 8 - Fixed assets

Fixed assets consisted of the following at:

	March 31,	December 31,
	2012	2011
Capitalized software development	$286,844	$177,844
Computer software		-
Office furniture and equipment	1,049	1,049
Less: Accumulated depreciation	(1,049)	(1,049)
Total fixed assets, net	$286,844	$177,844

Depreciation expense for the three months ended March 31, 2012 and 2011 was $0 and 0, respectively.

Note 9 - Notes payable related party

Related party notes payable consisted of the following at:

	March 31, 2012	December 31, 2011
Revolving line of credit with a related party up to $250,000, unsecured, non-interest bearing, and
maturing December 15, 2015	$106,800	$51,300
Note payable, non-interest bearing and
maturing January 15, 2013	-	-
Less: Debt discount	(25,143)	(18,983)
	81,657	32,317
Less current portion	-	-

Total long-term notes payable - related party, net	$81,657	$32,317

Note 10 - Stockholders’ equity

The Company was originally authorized to issue up to 100,000,000 shares of common stock, par value $0.001.  On November 15, 2011, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 300,000,000 shares of par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

On November 15, 2011, the Company effectuated a 4-for-1 forward stock split.  All share and per share amounts have been retroactively restated.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 10 - Stockholders’ equity, continued

During the three months ended March 31, 2012, the Company sold a total of 319,000 shares of common stock for total cash of $159,500.

As of March 31, 2012, there have been no other issuances of common stock.

Note 11 - Warrants

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2012 and 2011 and changes during the three months ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 14, 2011 (inception)	-	$ 0.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2011	-	$ 0.00
Granted	250,000	1.00
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2011	250,000	$ 1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2012	250,000	$ 1.00
Warrants exercisable at March 31, 2011	-	$ 0.00
Warrants exercisable at March 31, 2012	250,000	$ 1.00

The following tables summarize information about warrants outstanding and exercisable at March 31, 2012:

	WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.00	250,000	9.67	$ 1.00
	250,000	9.67	$ 1.00

	WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Warrants Exercisable	Weighted- Average Exercise Price
$ 1.00	250,000	$ 1.00
	250,000	$ 1.00

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 12 -Restatement

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

BALANCE SHEET	As Originally	Adjustments	As
AS OF MARCH 31, 2012	Filed	Increase/(Decrease)	Restated

ASSETS:
Cash	$19,972	$(1)	$19,971
Accounts receivable	-	10,966	10,966
Prepaid expenses and deposits	5,000	-	5,000
Notes receivable	-	66,753	66,753
Accrued interest receivable	-	8,203	8,203
Fixed assets, net	-	286,844	286,844
Capitalized software costs, net	246,843	(246,843)	-
Intangible assets, net	-	194,754	194,754
TOTAL ASSETS	$271,815	$320,676	$592,491

LIABILITIES:
Accounts payable	$96,072	$16,887	$112,959
Payroll liabilities	10,417	(10,417)	-
Notes payable	89,756	(8,099)	81,657

EQUITY:
Preferred stock	-		-
Common stock	16,799	(80)	16,719
Common stock payable	-	1,505	1,505
Additional paid in capital	775,268	102,837	878,185
Deficit accumulated during development stage	(716,497)	218,043	(498,454)
TOTAL LIABILITIES AND EQUITY	$271,815	$320,676	$592,491

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 12 -Restatement, continued

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FOR THE THREE MONTHS ENDED MARCH 31, 2012	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Expenses:
Depreciation and amortization	-	12,646	12,646
Promotional and marketing	-	1,275	1,275
Consulting	-	28,300	28,300
Software and internet costs	-	1,322	1,322
Salaries, wages and benefits	-	82,779	82,779
Professional fees	-	47,738	47,738
Travel	-	17,193	17,193
Rent expense	-	6,555	6,555
General and administrative expenses	186,516	(183,382)	3,134
Impairment expense	-	-	-
Total expenses	186,516	14,426	200,942

Loss before other expenses	(186,516)	(14,426)	(200,942)

Other expense:
Interest income	-	1,870	1,870
Interest expense	(443)	(2,687)	(3,130)
Impairment of notes receivable	-	-	-
Total other expense	(443)	(817)	(1,260)

(Loss) before provision for income taxes	(186,959)	(15,243)	(202,202)

Provision for income taxes	-	-	-

Net (loss)	$(186,959)	$(15,243)	$(202,202)

Weighted average number of shares - basic and fully diluted	16,664,462	51,082	16,715,544

Net (loss) per share	$(0.01)	$-	$(0.01)

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 12 -Restatement, continued

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FOR THE THREE MONTHS ENDED MARCH 31, 2011	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Expenses:
Depreciation and amortization	66	(66)	-
Promotional and marketing	-	-	-
Consulting	-	13,000	13,000
Software and internet costs	-	-	-
Salaries, wages and benefits	-	-	-
Professional fees	-	-	-
Travel	-	-	-
Rent expense	-	-	-
General and administrative expenses	5,145	(5,145)	-
Impairment expense	-	-	-
Total expenses	5,211	7,789	13,000

Loss before other expenses	(5,211)	(7,789)	(13,000)

Other expense:
Interest income	-	-	-
Interest expense	-	-	-
Impairment of notes receivable	-	-	-
Total other expense	-	-	-

(Loss) before provision for income taxes	(5,211)	(7,789)	(13,000)

Provision for income taxes	-	-	-

Net (loss)	$(5,211)	$(7,789)	$(13,000)

Weighted average number of shares - basic and fully diluted	44,400,000	(34,309,091)	10,090,909

Net (loss) per share	$(0.00)	$-	$(0.00)

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 12 -Restatement, continued

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FROM INCEPTION TO MARCH 31, 2012	Filed	Increase/(Decrease)	Restated

Revenue	$31,931	$(1,989)	$29,942
Cost of sales	491	(491)	-
Gross profit	31,440	(1,498)	29,942

Expenses:
Depreciation and amortization	1,049	36,890	37,939
Promotional and marketing	-	1,275	1,275
Consulting	-	137,860	137,860
Software and internet costs	-	2,767	2,767
Salaries, wages and benefits	-	154,530	154,530
Professional fees	-	94,753	94,753
Travel	-	24,907	24,907
Rent expense	-	13,110	13,110
General and administrative expenses	297,521	(238,526)	58,995
Impairment expense	468	(468)	-
Total expenses	299,038	227,098	526,136

Loss before other expenses	(267,598)	(228,596)	(496,194)

Other expense:
Interest income	-	6,489	6,489
Interest expense	(664)	(8,085)	(8,749)
Impairment of notes receivable	(448,040)	448,040	-
Total other expense	(448,704)	446,444	(2,260)

Income (Loss) before provision for income taxes	(716,302)	217,848	(498,454)

Provision for income taxes	(195)	195	-

Net Income (Loss)	$(716,497)	$218,043	$(498,454)

Note 13 - Subsequent Events (As Originally Filed)

 From April 1, 2012 through the date of this report, the Company sold 258,000 shares of common stock for cash of $129,000.

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements.

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

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from "Coyote Hills Golf, Inc." to "Spindle, Inc." Additionally, we increased our authorized capital from 100,000,000 shares of common stock, $0.001 par value, and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 preferred stock, $0.001 par value.  The actions were approved on November 11, 2011, by the consent of the majority stockholders who represent 90% of our issued and outstanding common stock, and effective on of December 2, 2011.

Results of Operations

As of approximately December 6, 2011, we discontinued our prior golf apparel and supply business and have dedicated our focus on developing our proprietary mobile money transfer and payment technology.

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  We did not generate any revenues during the three months ended March 31, 2012 or 2011.  Our management is hopeful that as our base of operations grow, we will see a corresponding increase in licensing revenue.  Since our inception on January 14, 2011 to March 31, 2012, we generated aggregate revenues of $29,942.  There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others.

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

As of March 31, 2012, we had total current assets of $110,893 as compared to $89,337 for the year ended December 31, 2011.  As of March 31, 2012 we had total current liabilities of $112,959 as compared to $8,800 for the year ended December 31, 2011.

For the three months ended March 31, 2012, we incurred operating expenses in the amount of $200,942, composed of $3,134 in general and administrative expenses, $12,646 in amortization and depreciation expense related to our fixed assets, $1,275 in promotional and marketing expenses, $28,300 in consulting expenses, $1,322 in software and internet costs, $82,779 in salaries, wages and benefits, $27,738 in professional fees, $17,193 in travel expenses and $6,555 in rent expense.  In the comparable quarter ended March 31, 2011, we incurred operating expenses in the amount of $13,000, composed solely of consulting expenses.

Since our inception on January 14, 2011 through March 31, 2012, aggregate operating expenditures were $526,136, composed of $58,995 in general and administrative expenses, $37,939 in amortization and depreciation expense related to our fixed assets, $1,275 in promotional and marketing expenses, $137,860 in consulting expenses, $2,767 in software and internet costs, $154,530 in salaries, wages and benefits, $94,753 in professional fees, $24,907 in travel expenses and $13,110 in rent expense.

Interest Expense

On November 14, 2011, we borrowed cash from a related party, in the amount of $25,000.  The note bears no interest and is due on November 13, 2014.  In connection with the promissory note, we issued the note holder warrants to purchase up to 250,000 shares of our common stock at $1.00 per share.  As a result of this transaction, we recognized interest expense of $3,130 related to the amortization of the discount on the promissory note during the three month period ended March 31, 2012.  No interest expense was recorded during the three month period ended March 31, 2011.  Since our inception to March 31, 2012, we recorded total interest expense of $8,749.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the quarters ended March 31, 2012 and 2011 were $202.202 and $13,000, respectively.

Our net loss since the date of our inception through March 31, 2012 was $498,454.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2012 was $89,137, compared to $2,500 of cash used in operations during the comparable period ended March 31, 2011.  Since inception, we have used $316,341 in cash for general operations and developmental activities.

During the three months ended March 31, 2012, net cash used in investing activities totaled $109,000, all of which is attributable to the acquisition of fixed assets.  In comparison, during the three months ended March 31, 2011, there was no cash used in investing activities.  Since our inception through March 31, 2012, $187,858 in cash was provided by financing activities, all of which is attributable to the acquisition of fixed assets.

During the three months ended March 31, 2012, net cash provided by financing activities totaled $215,000, which includes $159,500 received in connection with the sale of common stock, $55,500 from proceeds received from the sale of notes to a related party.  In comparison, during the three months ended June 30, 2011, financing activities provided $2,500 in net cash resulting from proceeds received in connection with notes payable from a related party.  Since our inception through March 31, 2012, $524,170 in cash was provided by financing activities, including $9,170 in cash acquired from acquisitions, $55,500 in proceeds for notes payable, $459,500 in connection with the sale of common stock.

As of March 31, 2012, we had $19,972 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

       Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the three months ended March 31, 2012 and 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Management acknowledges that the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting that is Integrated With an Audit of Financial Statements, which provides that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting, results in the presumption that the Company’s internal control over financial reporting as of March 31, 2012, were ineffective. In addition, as a result of the material weakness with respect to the internal controls and procedures, management acknowledges that there is also a presumption that the Company's disclosure controls and procedures were ineffective at March 31, 2012.  Despite the implications that the restatement has on the Company's internal controls and procedures and disclosure controls and procedures, since the accounting treatment with respect to the Acquisition results primarily from the Company's prior status as a "shell company", it believes that the material weakness identified is limited solely to the accounting treatment used in connection with this transaction and therefore is not a recurring deficiency.

Changes in internal controls over financial reporting

Except as noted above with respect to the material weakness described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2012 there are no other material pending legal proceedings, to which the Company or any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A. Risk Factors

Our significant business risks are described in our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, the Company sold a total of 319,000 shares of common stock to 7 purchasers for a purchase price of at $0.50 per share for total cash proceeds of $159,500.  The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the securities, inasmuch as the Company did not engage in any general solicitation, the purchasers were the sole offerees and had full access to all information concerning the Company that was requested. No cash commissions were paid in connection with the issuance of the securities described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a) Articles of Incorporation (1)
(b) By-Laws(1)

10	Material Agreements
(a) Asset Purchase Agreement(2)
(b) Addendum No. 1 to Asset Purchase Agreement(3)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File
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

(2)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on December 6, 2011.

(3)

Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on March 30,  2011.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	President	August 19, 2013
William Clark

/s/ William Clark	Principal Accounting Officer	August 19, 2013
William Clark	Chief Financial Officer

21