Form 10-Q/A
period 2012-06-30
SPINDLE, INC.
filed 2013-08-20
CIK 1403802

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

Explanatory note

3

PART I - FINANCIAL INFORMATION

3

Item 1. Unaudited Financial Statements

3

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

17

Item 3. Quantitative and Qualitative Disclosure About Market Risks

20

Item 4. Controls and Procedures

20

PART II - OTHER INFORMATION

20

Item 1. Legal Proceedings

20

Item 1A. Risk Factors

20

Item 2. Unregistered Sales of Equity Securities

20

Item 3. Defaults Upon Senior Securities

21

Item 4. Mine Safety Disclosures

21

Item 5. Other Information

21

Item 6. Exhibits

21

SIGNATURES

22

EXPLANATORY NOTE

On February 6, 2013, the Company’s Board of Directors, after consultation with management, determined that the Company’s financial statements for the fiscal year ended December 31, 2011 (the "2011 Fiscal Year") as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"), and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the "2012 Fiscal Quarters", together with the 2011 Fiscal Year, the “Restatement Periods”) should no longer be relied upon and should be restated in order to characterize the acquisition of certain assets of Spindle Mobile, Inc. during the fourth quarter of the fiscal year ended December 31, 2011 as a reverse capitalization rather than an asset acquisition.  The restatement of the 2011Fiscal Year was filed in an Amendment No. 1 to the Company’s 2011 Annual Report filed with the Securities and Exchange Commission on August 6, 2013.  This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q (the “Amendment”) has been filed to amend the Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012, as filed on August 14, 2012 and amended on August 24, 2012 (the “Original Filing”). No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
	(RESTATED)	(RESTATED)
Assets
Current assets:
Cash	$20,598	$3,109
Restricted cash	20,000	-
Accounts receivable	10,967	10,966
Prepaid expenses and current deposits	50,265	-
Notes receivable, net of notes payable of $221,287 and $221,287, respectively	66,753	66,753
Accrued interest receivable, net of interest payable of $9,731 and $5,371, respectively	7,896	8,509
Total current assets	176,479	89,337

Fixed assets, net of accumulated depreciation of $1,073 and $0, respectively	358,982	177,844

Other assets:
Intangible assets, net of accumulated amortization of $50,585 and $25,293, respectively	182,108	207,400
Deposits	3,842	-
Total other assets	185,950	207,400

Total assets	$721,411	$474,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$106,208	$8,800
Total current liabilities	106,208	8,800

Long-term liabilities:
Notes payable - related party, net of debt discount of $23,679 and $18,983, respectively	117,857	32,317
Total long-term liabilities	117,857	32,317

Total liabilities	224,065	41,117

Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
16,801,000 and 16,400,000 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	16,801	16,480
Additional paid in capital	1,380,154	711,811
Common stock payable, 1,425,000 and 1,425,000 shares authorized and unissued
as of June 30, 2012 and December 31, 2011, respectively	1,425	1,425
Deficit accumulated during development stage	(901,034)	(296,252)
Total stockholders' equity	497,346	433,464

Total liabilities and stockholders' equity	$721,411	$474,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended		January 14, 2011
	June 30,		June 30,		(Inception) to
	2012	2011	2012	2011	June 30, 2012
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)

Revenue	$-	$-	$17,974	$-	$47,916
Cost of sales	-	-	7,749	-	7,749

Gross profit	-	-	10,225	-	40,167

Expenses:
Depreciation and amortization	12,671	-	25,317	-	50,610
Promotional and marketing	10,026	-	11,301	-	11,301
Consulting	157,828	30,000	186,128	43,000	295,688
Software and internet costs	8,579	-	9,901	-	11,346
Salaries, wages and benefits	80,565	-	163,344	-	235,095
Professional fees	104,606	-	152,344	-	199,359
Travel	18,001	-	35,194	-	42,908
Rent expense	4,374	-	10,929	-	17,484
General and administrative expenses	11,427	-	14,561	-	70,422
Total expenses	408,077	30,000	609,019	43,000	934,213

Loss before other expenses	(408,077)	(30,000)	(598,794)	(43,000)	(894,046)

Other expense:
Interest income	1,870	-	3,740	858	8,359
Interest expense	(6,598)	-	(9,728)	(858)	(15,347)
Total other expense	(4,728)	-	(5,988)	-	(6,988)

(Loss) before provision for income taxes	(412,805)	(30,000)	(604,782)	(43,000)	(901,034)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(412,805)	$(30,000)	$(604,782)	$(43,000)	$(901,034)

Weighted average number of common shares
outstanding - basic and fully diluted	17,126,890	11,310,165	16,922,354	10,751,339

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended		January 14, 2011
	June 30,		(Inception) to
	2012	2011	June 30, 2012
	(RESTATED)	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net (loss)	$(604,782)	$(43,000)	$(901,034)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services	143,000	40,500	195,500
Depreciation and amortization	25,317	-	50,610
Amortization of debt discount	3,468	-	7,717
Changes in operating assets and liabilities:
(Increase) in restricted cash	(20,000)	-	(20,000)
(Increase) in accounts receivable	(1)	-	(10,968)
(Increase) decrease in prepaid expenses and deposits	(50,265)	-	(50,265)
Decrease in accrued interest receivable	613	-	1,371
(Increase) in deposits	(3,842)	-	(3,842)
Increase (decrease) in accounts payable and accrued liabilities	97,408	-	94,623
Net cash (used in) operating activities	(409,084)	(2,500)	(636,288)

Cash flows from investing activities
Acquisitions of fixed assets	(181,163)	-	(260,020)
Net cash (used in) investing activities	(181,163)	-	(260,020)

Cash flows from financing activities
Cash acquired from acquisition	-	-	9,170
Proceeds for notes payable - related party	90,236	2,500	90,236
Issuance of common stock	518,500	-	818,500
Repurchase of common stock	(1,000)	-	(1,000)
Net cash provided by financing activities	607,736	2,500	916,906

Net increase (decrease) in cash	17,489	-	20,598
Cash - beginning of year	3,109	-	-
Cash - end of year	$20,598	$-	$20,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$143,000	$40,500	$195,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the restated financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's annual report on Form 10-K, as amended.  The Company follows the same accounting policies in the preparation of interim reports.

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

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($901,034) for the period from January 14, 2011 (inception) to June 30, 2012, and had minimal net sales of $47,916.

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

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the six months ended June 30, 2012 and 2011.

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

Principles of consolidation

For the period from January 14, 2011 to June 3, 2012, and for the comparative period ended  June 30, 2012, the consolidated financial statements include the accounts of Spindle, Inc. and Spindle Mobile, Inc.   All significant intercompany balances and transactions have been eliminated.   Spindle, Inc. and Spindle Mobile, Inc. will be collectively referred herein to as the “Company”.

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

Note 5 - Prepaid expenses and deposits

Prepaid expense consisted of the following at:

	June 30, 2012	December 31, 2011
Legal fees	$50,265	$-
Total fixed assets, net	$50,265	$-

Note 6 - Notes receivable

Demand notes receivable consisted of the following at:

	June 30, 2012	December 31, 2011
Notes receivable, 2.59% per annum	$288,040	$288,040
Less: Notes payable, 2.59% per annum	(221,287)	(221,287)
Total notes receivable, net	$66,753	$66,753

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 7 - Accrued interest receivable

Accrued interest receivable consisted of the following at:

	June 30, 2012	December 31, 2011
Accrued interest receivable	$17,627	$13,880
Less: Accrued interest payable	(9,731)	(5,371)
Total accrued interest receivable, net	$7,896	$8,509

Note 8 - Fixed assets

Fixed assets consisted of the following at:

	June 30, 2012	December 31, 2011
Capitalized software development	$354,588	$177,844
Office furniture and equipment	5,467	1,049
Less: Accumulated depreciation	(1,073)	(1,049)
Total fixed assets, net	$358,982	$177,844

Depreciation expense for the six months ended June 30, 2012 and 2011 was $24 and 0, respectively.

Note 9 - Notes payable related party

Related party notes payable consisted of the following at:

	June 30, 2012	December 31, 2011
Revolving line of credit with a related party up to $250,000, unsecured, non-interest bearing, and maturing December 15, 2015	$141,536	$51,300
Note payable, non-interest bearing and maturing January 15, 2013	-	-
Less: Debt discount	(23,679)	(18,983)
	117,857	32,317
Less current portion	-	-

Total long-term notes payable - related party, net	$117,857	$32,317

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

During the three months ended June 30, 2012, the Company sold a total of 716,000 shares of common stock for total cash of $359,000.

During the three months ended June 30, 2012, the Company sold a total of 286,000 shares of common stock for total services of $143,000.

During the three months ended June 30, 2012, the Company repurchased and cancelled 1,000,000 shares of common stock for $1,000.

As of June 30, 2012, there have been no other issuances of common stock.

Note 11 - Warrants

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012 and 2011 and changes during the six months ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 14, 2011 (inception)	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2011	0	$ 0.00
Granted	250,000	$ 1.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2011	250,000	$ 1.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2012	250,000	$ 1.00
Warrants exercisable at June 30, 2011	0	$ 0.00
Warrants exercisable at June 30, 2012	250,000	$ 1.00

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 11 - Warrants, continued

The following tables summarize information about warrants outstanding and exercisable at June 30, 2012:

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

BALANCE SHEET	As Originally	Adjustments	As
AS OF JUNE 30, 2012	Filed	Increase/(Decrease)	Restated

ASSETS:
Cash	$40,599	$(20,001)	$20,598
Restricted cash	-	20,000	20,000
Accounts receivable	-	10,967	10,967
Prepaid expenses and deposits	50,265	-	50,265
Notes receivable	-	66,753	66,753
Accrued interest receivable	-	7,896	7,896
Fixed assets, net	5,443	353,539	358,982
Capitalized software costs, net	290,540	(290,540)	-
Intangible assets, net	-	182,108	182,108
Deposits	-	3,842	3,842
TOTAL ASSETS	$386,847	$334,564	$721,411

LIABILITIES:
Accounts payable	$74,170	$32,038	$106,208
Payroll liabilities	20,833	(20,833)	-
Notes payable	127,516	(9,659)	117,857

EQUITY:
Preferred stock	-		-
Common stock	16,594	207	16,801
Common stock payable	-	1,425	1,425
Additional paid in capital	1,171,974	208,180	1,380,154
Deficit accumulated during development stage	(1,024,240)	123,206	(901,034)
TOTAL LIABILITIES AND EQUITY	$386,847	$334,564	$721,411

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 12 -Restatement, continued

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FOR THE SIX MONTHS ENDED JUNE 30, 2012	Filed	Increase/(Decrease)	Restated

Revenue	$18,053	$(79)	$17,974
Cost of sales	7,828	(79)	7,749
Gross profit	10,225	-	10,225

Expenses:
Depreciation and amortization	24	25,293	25,317
Promotional and marketing	-	11,301	11,301
Consulting	-	186,128	186,128
Software and internet costs	-	9,901	9,901
Salaries, wages and benefits	-	163,344	163,344
Professional fees	-	152,344	152,344
Travel	-	35,194	35,194
Rent expense	-	10,929	10,929
General and administrative expenses	501,435	(486,874)	14,561
Impairment expense	-	-	-
Total expenses	501,459	107,560	609,019

Loss before other expenses	(491,234)	(107,560)	(598,794)

Other expense:
Interest income	-	3,740	3,740
Interest expense	(3,468)	(6,260)	(9,728)
Impairment of notes receivable	-		-
Total other expense	(3,468)	(2,520)	(5,988)

(Loss) before provision for income taxes	(494,702)	(110,080)	(604,782)

Provision for income taxes	-	-	-

Net (loss)	$(494,702)	$(110,080)	$(604,782)

Weighted average number of shares
- basic and fully diluted	16,813,061	109,293	16,922,354

Net (loss) per share	$(0.03)	$(0.01)	$(0.04)

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 12 -Restatement, continued

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FOR THE SIX MONTHS ENDED JUNE 30, 2011	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Expenses:
Depreciation and amortization	169	(169)	-
Promotional and marketing	-	-	-
Consulting	-	43,000	43,000
Software and internet costs	-	-	-
Salaries, wages and benefits	-	-	-
Professional fees	-	-	-
Travel	-	-	-
Rent expense	-	-	-
General and administrative expenses	7,540	(7,540)	-
Impairment expense	-	-	-
Total expenses	7,709	35,291	43,000

Loss before other expenses	(7,709)	(35,291)	(43,000)

Other expense:
Interest income	-	858	858
Interest expense	-	(858)	(858)
Impairment of notes receivable	-	-	-
Total other expense	-	-	-

(Loss) before provision for income taxes	(7,709)	(35,291)	(43,000)

Provision for income taxes	-	-	-

Net (loss)	$(7,709)	$(35,291)	$(43,000)

Weighted average number of shares
- basic and fully diluted	44,400,000	(33,648,661)	10,751,339

Net (loss) per share	$(0.00)	$-	$(0.00)

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(RESTATED)

Note 12 -Restatement, continued

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FROM INCEPTION TO JUNE 30, 2012	Filed	Increase/(Decrease)	Restated

Revenue	$49,984	$(2,068)	$47,916
Cost of sales	8,319	(570)	7,749
Gross profit	41,665	(1,498)	40,167

Expenses:
Depreciation and amortization	1,073	49,537	50,610
Promotional and marketing	-	11,301	11,301
Consulting	-	295,688	295,688
Software and internet costs	-	11,346	11,346
Salaries, wages and benefits	-	235,095	235,095
Professional fees	-	199,359	199,359
Travel	-	42,908	42,908
Rent expense	-	17,484	17,484
Executive compensation	10,000	(10,000)	-
General and administrative expenses	602,440	(532,018)	70,422
Impairment expense	468	(468)	-
Total expenses	613,981	320,232	934,213

Loss before other expenses	(572,316)	(321,730)	(894,046)

Other expense:
Interest income	-	8,359	8,359
Interest expense	(3,689)	(11,658)	(15,347)
Impairment of notes receivable	(448,040)	448,040	-
Total other expense	(451,729)	444,741	(6,988)

Income (Loss) before provision for income taxes	(1,024,045)	123,011	(901,034)

Provision for income taxes	(195)	195	-

Net Income (Loss)	$(1,024,240)	$123,206	$(901,034)

Note 13 - Subsequent Events (As Originally Filed)

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

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. We did not generate any revenues during the three months ended June 30, 2012 or 2011.  During the six months ended June 30, 2012 and 2011, we generated $17,974 and $0, respectively.  Our management is hopeful that as our base of operations grow, we will see a corresponding increase in licensing revenue. Since our inception on January 14, 2011 to June 30, 2012, we generated aggregate revenues of $47,916. There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others.

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

As of June 30, 2012, we had total current assets of $176,479 as compared to $89,337 for the year ended December 31, 2011.  As of June 30, 2012 we had total current liabilities of $106,208 as compared to $8,800 for the year ended December 31, 2011.

For the three and six months ended June 30, 2012, we incurred operating expenses in the amount of $408,077 and $609,019, respectively, comprised of  general and administrative expenses, amortization and depreciation expenses related to our fixed assets,  promotional and marketing expenses, in consulting expenses, software and internet costs, salaries, wages and benefits,  professional fees, travel expenses and rent expense.  For the three and six months ended June 30, 2011, we incurred operating expenses in the amount of $30,000 and $43,000, respectively, comprised solely of consulting expenses.

Since our inception on January 14, 2011 through June 30, 2012, aggregate operating expenditures were $934,213, composed of $70,422 in general and administrative expenses, $50,610 in amortization and depreciation expense related to our fixed assets, $11,301 in promotional and marketing expenses, $295,688 in consulting expenses, $11,346 in software and internet costs, $235,095 in salaries, wages and benefits, $199,359 in professional fees, $42,908 in travel expenses and $17,484 in rent expense.

Interest Expense

On November 14, 2011, we borrowed cash from a related party, in the amount of $25,000.  The note bears no interest and is due on November 13, 2014.  In connection with the promissory note, we issued the note holder warrants to purchase up to 250,000 shares of our common stock at $1.00 per share.  As a result of this transaction, we recognized interest expense of $6,598 and $9,728 related to the amortization of the discount on the promissory note during the three and six month periods ended June 30, 2012, respectively.  No interest expense was recorded during the three and six month periods ended June 30, 2011.  Since our inception to June 30, 2012, we recorded total interest expense of $15,347.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months and six months ended June 30, 2012 were $412,805 and $604,782, respectively.  This compares to net losses for the three and six months ended June 30, 2011 of $30,000 and $43,000, respectively.

Our net loss since the date of our inception through June 30, 2012 is $901,034.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended June 30, 2012 was $409,084, compared to $2,500 of cash used in operations during the comparable period ended June 30, 2011.  Since inception, we have used $636,288 in cash for general operations and developmental activities.

During the three months ended June 30, 2012, net cash used in investing activities totaled $181,163, all of which is attributable to the acquisition of fixed assets.  In comparison, during the three months ended June 30, 2011, no cash was used in connection with investing activities.  Since our inception through June 30, 2012, $260,020 in cash was used in investing activities, all of which is attributable to the acquisition of fixed assets.

During the three months ended June 30, 2012, net cash provided by financing activities totaled $607,736, which includes $518,500 received in connection with the sale of common stock, $90,236 from proceeds received from the sale of notes to a related party and an offset of $1,000 resulting from the repurchase by the company of common stock.  In comparison, during the three months ended June 30, 2011, financing activities provided $2,500 in net cash resulting from proceeds received in connection with notes payable from a related party.  Since our inception through June 30, 2012, $916,906 in cash was provided by financing activities, including $9,170 in cash acquired from acquisitions, $90,236 in proceeds for notes payable, $818,500 in connection with the sale of common stock and an offset of $1,000 resulting from the repurchase by the company of common stock.

As of June 30, 2012, we had $20,598 of cash on hand as compared to $3,109 in cash on hand for the year ended December 31, 2011.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

       Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was $17,974 and $0 in revenue for the three months ended June 30, 2012 and 2011, respectively.

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

We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Management acknowledges that the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting that is Integrated With an Audit of Financial Statements, which provides that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting, results in the presumption that the Company’s internal control over financial reporting as of June 30, 2012, were ineffective. In addition, as a result of the material weakness with respect to the internal controls and procedures, management acknowledges that there is also a presumption that the Company's disclosure controls and procedures were ineffective at June 30, 2012.  Despite the implications that the restatement has on the Company's internal controls and procedures and disclosure controls and procedures, since the accounting treatment with respect to the Acquisition results primarily from the Company's prior status as a "shell company", it believes that the material weakness identified is limited solely to the accounting treatment used in connection with this transaction and therefore is not a recurring deficiency.

Changes in internal controls over financial reporting

Except as noted above with respect to the material weakness described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2012 there are no other material pending legal proceedings, to which the Company or any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A. Risk Factors

Our significant business risks are described in our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2012, the Company sold a total of 716,000 shares of common stock to 14 purchasers for total cash proceeds of $359,000.

During the three months ended June 30, 2012, the Company issued a total of 286,000 shares of common stock for services rendered with a value of $143,000.

During the three months ended June 30, 2012, the Company repurchased and cancelled 1,000,000 shares of common stock for $1,000.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the securities described above, inasmuch as the Company did not engage in any general solicitation, the purchasers were the sole offerees and had full access to all information concerning the Company that was requested. No cash commissions were paid in connection with the issuance of the securities described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a) Articles of Incorporation (1)
(b) Amended By-Laws (1)

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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	President	August 20, 2013
William Clark

/s/ William Clark	Principal Accounting Officer	August 20, 2013
William Clark	Chief Financial Officer

22