Form 10-Q
period 2013-03-31
SPINDLE, INC.
filed 2013-09-03
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 30, 2013: 25,103,858 shares of Common Stock.

SPINDLE, INC.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

3

Item 1. Unaudited Financial Statements

3

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Financial Statements

7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

15

Item 3. Quantitative and Qualitative Disclosure About Market Risks

18

Item 4. Controls and Procedures

18

PART II - OTHER INFORMATION

19

Item 1. Legal Proceedings

19

Item 1A. Risk Factors

19

Item 2. Unregistered Sales of Equity Securities

19

Item 3. Defaults Upon Senior Securities

19

Item 4. Mine Safety Disclosures

19

Item 5. Other Information

19

Item 6. Exhibits

20

SIGNATURES

21

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Commission on  July 19, 2013.

Spindle, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash	$31,040	$111,584
Restricted cash	20,000	20,000
Accounts receivable	181,672	37,362
Prepaid expenses and current deposits	307,317	135,535
Notes receivable, net of notes payable of $232,234 and $230,736	65,886	64,586
Total current assets	605,915	369,067

Fixed assets, net of accumulated depreciation of $2,934 and $2,031, respectively	16,175	17,078

Other assets:
License agreements, net of accumulated amortization of $81,441 and $75,878, respectively	151,252	156,815
Software development, net of accumulated amortization of $26,931 and $0, respectively	1,058,032	547,657
Residual contract revenue	589,294	589,294
Deposits	6,842	3,842
Goodwill	2,679,970	-
Total other assets	4,485,390	1,297,608

Total assets	$5,107,480	$1,683,753

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$570,914	$353,811
Accrued liabilities - related party	12,891	11,831
Total current liabilities	583,805	365,642

Long-term liabilities:
Notes payable - related party, net of debt discount of $18,901 and $23,266, respectively	267,899	333,534
Note payable	-	27,566
Total long-term liabilities	267,899	361,100
Total liabilities	851,704	726,742

Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding as of	-	-
March 31, 2013 and December 31, 2012, respectively
Common stock, $0.001 par value, 200,000,000 shares authorized,
17,427,919 and 16,400,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	19,919	18,428
Common stock payable, $0.001 par value,
2,363,000 and 1,425,000 shares owed but not issued
as of March 31, 2013 and December 31, 2012, respectively	6,014	2,514
Additional paid in capital	7,708,906	3,835,683
Unamortized equity compensation	(187,209)	(283,001)
Accumulated deficit	(3,291,854)	(2,616,613)
Total stockholders' equity	4,255,776	957,011

Total liabilities and stockholders' equity	$5,107,480	$1,683,753

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	The Three Months Ended
	March 31,
	2013	2012
		(RESTATED)
Revenue	$378,236	$-
Cost of sales	122,608	-

Gross profit	255,628	-

Expenses:
Depreciation and amortization	33,397	12,646
Promotional and marketing	11,325	1,275
Consulting	34,160	28,300
Salaries and wages	467,900	82,779
Directors fees	26,505
Professional fees	247,017	47,738
Travel	16,441	17,193
Rent	19,742	6,555
General and administrative expenses	70,639	4,456
Total expenses	927,126	200,942

Net operating (loss)	(671,498)	(200,942)

Other expense:
Interest income	425	1,870
Interest expense - related party	(4,168)	(3,130)
Total other expense	(3,743)	(1,260)

Net (loss) before provision for income tax	(675,241)	(202,202)

Provision for income taxes	-	-

Net Income (Loss)	$(675,241)	$(202,202)

Weighted average number of common shares
outstanding - basic and fully diluted	19,683,367	16,524,847

Net income (loss) per share - basic and fully diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	The Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities		(RESTATED)
Net (loss)	$(675,241)	$(202,202)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services	62,046	-
Depreciation and amortization	33,397	12,646
Amortization of debt discount - related party	4,365	954
Options granted for services	95,792	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(144,310)	-
(Increase) decrease in prepaid expenses	54,361	(5,000)
(Increase) in accrued interest receivable	(2,798)	306
(Increase) decrease in deposits and other assets	(3,000)	-
Increase (decrease) in accounts payable	218,909	104,159
Increase (decrease) in accrued interest	1,498	-
Increase (decrease) in accrued interest - related party	1,060	-
Net cash (used in) operating activities	(353,921)	(89,137)
	-
Cash flows from investing activities
Increase in software development costs	(86,582)	(109,000)
Net cash (used in) investing activities	(86,582)	(109,000)

Cash flows from financing activities
Payments on notes payable	(27,566)	-
Proceeds from notes payable - related party	-	55,500
Payments on notes payable - related party	(70,000)	-
Proceeds from the sale of common stock	457,525	159,500
Net cash provided by financing activities	359,959	215,000

Net increase (decrease) in cash	(80,544)	16,863
Cash, beginning	111,584	3,109
Cash, ending	$31,040	$19,972
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$62,046	$-
Shares issued for acquisition	$3,132,500	$-
Options granted for services	$95,792	$-

The accompanying notes are an integral part of these condensed financial statements.

Spindle, Inc.

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Revenue Recognition

Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform designed to create multi-channel messaging gateways for all types of connected devices. The Company also earns revenue for services, such as programming, licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Property and Equipment

Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Property and Equipment, continued

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	3-5 years
Equipment	5 years
Computer hardware	5 years
Office furniture	7 years

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at March 31, 2013 and were impaired.

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of the Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects it abandons.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services and the acquisition of a software license.

Stock Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Based Compensation, continued

warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the three months ended March 31, 2013, the Company recognized stock-based compensation expense totaling $157,838 of which $95,792 was recognized through the vesting of 178,333 common stock options and $62,046 was recognized as compensation on the issuance of 576,738 shares issued to consultants.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2012 that have been excluded from the computation of diluted net loss per share amounted to  64,174,869 shares and include 23,116,595 warrants, 32,210,000 options and $ 4,424,137  of debt and accrued interest convertible into  8,848,274 shares of the Company’s common stock.  Of the 64,174,869 potential common shares at September 30, 2012, 8,499,334 were not vested. Potential common shares as of September 30, 2011 that have been excluded from the computation of diluted net loss per share total 49,810,986 shares and include 16,030,986 warrants and 33,780,000 options.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company believes the adoption of ASU 2012-02 will not have a material impact on its consolidated financial statements.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants, as of March 31, 2013.  See Note 10.

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

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $675,241 for the three months ended March 31, 2013 and has an accumulated deficit of $3,291,854.

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

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2013	2012

Due from customers	$181,672	$37,362
Less allowance for bad debts	-	-
	$181,672	$37,362

Note 5 - Prepaid expenses and deposits

On February 7, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $5,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the three months ended March 31, 2013, the Company recognized legal expenses of $225,274.  As of March 31, 2013, the balance in prepaid expenses was $365.

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock valued at $250,000 as a prepayment for the consulting services. The estimated fair value will be amortized on a straight-line basis of the term of the agreement. As of March 31, 2013, the Company recorded $23,857 as consulting expense related to the service for the three month period. The remaining prepaid balance at March 31, 2013 totaled $226,143.

During 2012, the Company entered into a business marketing agreement for term of one year. In accordance with the terms of each agreement, the Company issued 350,000 fully vested shares of common stock valued at $175,000 as a non-refundable retainer for services. The estimated fair value will be amortized on a straight-line basis of the term of the agreement. As of March 31, 2013, the Company recorded $43,749 as consulting expense related to the service for the three month period. The remaining prepaid balance at March 31, 2013 totaled $78,750.

As of March 31, 2013, the Company had additional prepaid expenses in the amount of $2,060 related to its operating leases

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 - Fixed assets

Fixed assets consisted of the following at:

	March 31,	December 31,
	2013	2012

Office furniture & equipment	$19,109	$19,109
Less: Accumulated depreciation	2,934	2,031
Total fixed assets, net	$16,175	$17,078

Note 7 - Capitalized software costs

Capitalized software costs consisted of the following at:

	March 31,	December 31,
	2013	2012

Capitalized software costs	$1,084,963	$547,657
Less: Accumulated depreciation	26,931	-
Total fixed assets, net	$1,058,032	$547,657

Note 8 - Notes payable - related party

On November 14, 2011, the Company entered into a promissory note with a related party for $25,000.  The note bears 0% interest and is due on November 13, 2014.  In connection with the note, the note-holder was issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00.  This resulted in a discount of $17,709 attributed to the value of the note, which amount is being amortized over a period of 36 months.  During the three months ended March 31, 2013, a total of $1,579 has been amortized and recorded as interest expense related to the warrants.  See Note 10 for additional discussion regarding the issuance of warrants.

On December 15, 2011, the Company received loans from a related party totaling $51,300.  The related party agreed to loan the Company up to $60,000 and the entire balance of principal and interest is due on December 15, 2014.  The loan is unsecured and bears no interest.  On May 3, 2012, the related party agreed to increase the maximum loan amount to $250,000.  Principal balance owed by the Company to the related party as of March 31, 2013 and December 31, 2012 was $206,800.

On December 17, 2012, the Company issued a promissory note in the amount of $50,000 to a related party, the note is non-interest bearing, unsecured and matures on January 15, 2013. In the event of default, the loan will bear a default rate of interest at 10% per annum. As of March 31, 2013, the principal balance was unpaid and the Company recorded related party interest at the default rate in the amount of $1,060.

On December 15, 2012, the Company issued a promissory note in the amount of $100,000 to it chief executive office for amounts previously advanced to the Company for working capital. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $2,059 which is amortized to interest expense over the term of the note. During the three months ended March 31, 2013, the Company repaid $70,000 of the principal balance of the loan and recorded interest expense of $490 related to the discount.

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 - Stockholders’ equity

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the three months ended March 31, 2013, the Company issued 915,050 shares of its common stock for cash proceeds totaling $457,525.

During the three months ended March 31, 2013, the Company issued a total of 576,378 shares of common stock pursuant to terms of consulting agreements. The estimated fair value of the shares totaled $288,189 of which $62,046 has been recorded as a consulting expense and the remaining $226,143 has been recorded as prepaid consulting fees to be amortized over a remaining term of twenty-one months.

On March 20, 2013, the Company authorized the issuance of 3,500,000 shares with an estimated fair value of $3,132,500 in connection with an asset acquisition. As of March 31, 2013, the shares are unissued.

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2013:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	-	$ 0.00
Granted	2,515,000	0.549
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	2,515,000	$ 0.549
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2013	2,515,000	$ 0.549
Exercisable at March 31, 2013	1,525,000	$ 0.581

Note 11 - Business acquisition

On March 20, 2013, the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers, pursuant to an Asset Purchase Agreement.  As consideration the Company authorized the issuance of 3,500,000 shares of its common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the closing date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the closing date or a change in control of the Company, the Company agreed to issue the remaining 750,000 shares of common stock to the director and Chief Operating Officer of MeNetwork and a current director of the Company.

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 - Subsequent Events

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report.

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

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified assumed liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares (the “Aggregate Share Consideration”) of common stock, of which 53,857 shares (the "Indemnification Escrow") and 100,000 shares (the "Deferred Consent Escrow") were deposited in escrow with our transfer agent. The Indemnification Escrow will be held for a period of one year from the Closing Date and will be available to compensate the Company pursuant to the indemnification obligations of Parallel under the Parallel Agreement, and for any necessary accounts receivable adjustment after the Parallel Acquisition Closing Date. The Deferred Consent Escrow will be held for a period of up to five years after the Closing Date and will be released to Parallel or its legally permitted assign(s) incrementally as and when certain specified contract assignments or residual revenue streams are properly assigned to the Company or the residual revenue streams in respect of such specified contracts are bought out by the applicable third party, and otherwise the Deferred Consent Escrow is subject to cancellation to the extent such specified assignments or buy-outs fail to occur during such five year period, all as more particularly set forth in the Parallel Agreement.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement, dated March 1, 2013, by and between Spindle and MetNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of such liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of the Company, the Company shall issue an additional 750,000 shares of common stock to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of the Company.

Financial Restatement, Regulatory Reviews and Other Significant Recent Events

On February 6, 2013, the Company’s Board of Directors, after consultation with management, determined that the Company’s financial statements for the fiscal year ended December 31, 2011 (the "2011 Fiscal Year") as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"), and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the "2012 Fiscal Quarters", together with the 2011 Fiscal Year, the “Restatement Periods”) should no longer be relied upon and should be restated because of the Company’s characterization of the acquisition of the Spindle Mobile Asset as an asset acquisition instead of a reverse capitalization. Accordingly, the restatement of the 2011Annual Report was filed with the Securities and Exchange Commission on August 6, 2013.  The restatement of the quarters ended March 31, 2012 and June 30, 2012 was completed on August 19, 2013 and August 20, 2013, respectively.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three months ended March 31, 2013, we generated $378,236 in revenues as the Company launched its first payment and transactional platform. Revenues generated for the three months ended March 31, 2013 leveraged the Company’s mobile payment and Parallel Systems Inc. (PSI), acquired on December 31, 2012, product lines.  After factoring in cost of sales in the amount of $122,608, which relate to commissions to the Company’s 130 independent sales agents, we realized a gross profit of $255,628 during the quarter ended March 31, 2013.  In comparison we did not generate any revenues in the three months ended March 31, 2012.

Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.  As stated previously, we only recently changed our business direction.  Therefore, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to forecast future revenue.

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

As of March 31, 2013, we had total assets of $5,107,480, comprised of $605,915 in total current assets, $16,175 in fixed assets and $4,485,390 in other assets.  This compares with total assets of $1,683,753 as of December 31, 2012, 2012, comprised of $369,067 in total current assets, $17,078 in fixed assets and $1,297,608 in other assets. The increase in other assets is contributed to the acquisition of the MeNetwork on March 2, 2013 and closing on March 21, 2013. In addition, the Company continued extensive investment on internal development of our payment services platform which included advancements to our single point boarding systems and enhancements to our Payment Service Provider (PSP) platform.

For the three months ended March 31, 2013, we incurred a net operating loss of $671,498 as a result of a total of $927,126 in operating expenses. In the comparable quarter ended March 31, 2012, we incurred a net operating loss of $200,942 as a result of $200,942 in operating expenses.  The increase in net operating loss results primarily from an increase in one time consulting fees related to the acquisition of Parallel Systems Inc. (PSI) and the acquisition of the MeNetwork, and salaries and wages, which are contributed to the Parallel Systems Inc. acquisition, MeNetwork acquisition, and the Company having begun formal operations, in addition to increased  professional fees related to our filings with the Securities and Exchange Commission and one-time expenses which include the Company’s restatements of fiscal year ending December 31, 2011 and December 31, 2012 respectively filed with the Securities and Exchange Commission on August 6, 2013 and July 19, 2013, and the acquisition of Parallel Systems Inc. and  MeNetwork, Inc. which were $246,601 for the three months ending March 31, 2013.

Interest Expense

During the three months ended March 31, 2013, we recognized interest expense of $4,168 related to the amortization of the discount on the promissory note. As of March 31, 2012 we recorded total interest expense of $3,130

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the quarters ended March 31, 2013 and 2012 were $675,241 and $202,202, respectively.  Net losses are contributed to the Company’s recent acquisition and integration of Parallel Systems Inc, (PSI), ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. In addition, during the period ended March 31, 2013, the Company expensed $74,553 in consulting related to the product marketing of our first product deployment through our SLIDE branded mobile point of sale (MPOS) currently rolling out at participating Boost, Cricket, and MetroPCS locations throughout the US.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2013 was $353,921, compared to $89,137 of cash used in operations during the comparable period ended March 31, 2012.  The increase in operating activities results primarily from the deployment and channel partner launch of the SLIDE branded mobile point of sale, additions to internal staff to support operations, the integration and ongoing costs associated with the Parallel Systems, Inc. acquisition, professional fees related to the restatement of our fiscal year ending December 31, 2011 and December 31, 2012 financial statements.

Cash used in investing activities during the three months ended March 31, 2013 was $86,582 as compared to $109,000 for the three months ended March 31, 2012.  For both periods cash related to investing activities resulted from the purchase of fixed assets.

During the three months ended March 31, 2013, net cash provided by financing activities totaled $359,959, all of which relate to proceeds received from the sale of common stock and payments made in connection with notes payable.  In comparison, during the three months ended March 31, 2012, financing activities provided $215,000 in cash, primarily obtained from $55,500 loaned by a related party and $159,500 which was received from investors purchasing shares of our common stock.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our principal executive officer and  principal financial officer concluded that as of March 31, 2013, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 6, 2012, Spindle Mobile, John Devlin, Glenn Bancroft, David Ide (each of which are directors of the Company) and their spouses (the “Defendants”) were notified of a lawsuit brought by Mark Ogram and the Rod Living Trust (the “Plaintiffs”) in the Superior Court of the State of Arizona, County of Pima seeking relief for (1) breach of contract and (2) conversion of property related to the transactions with the Company with respect to the Spindle Mobile Agreement.  The terms of the Spindle Mobile Agreement provided that any liabilities of Spindle Mobile would not be acquired by the Company.  On March 4, 2013, a motion to dismiss on behalf of the Defendants was filed with the Superior Court of the State of Arizona which motion is still pending.  On May 6, 2013, the cause of action related to the breach of contract was dismissed, however, the cause of action with respect to the breach of contract claim was still pending.

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

Item 1A. Risk Factors

Our significant business risks described in our Annual Report on Form 10-K filed with the SEC on July 19, 2013, are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2013, the Company sold and issued an aggregate of 915,050 shares of common stock at $0.50 per share for total cash proceeds of $457,525.  The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for issuing the securities, inasmuch as the offer and sale was a private offering of securities made solely to accredited investors that had access to all information of the Company that they requested.

During the three months ended March 31, 2013, the Company issued a total of 576,378 shares of common stock pursuant to the terms of consulting agreements with an estimated fair value of $288,189. The Company relied on Section 4(a)(2) of the Securities Act for issuing the securities, inasmuch as the offer and sale was a private offering of securities limited to the consultant which had access to all information of the Company that they requested.

In accordance with the terms and conditions of the MeNetwork acquisition described above, the Company authorized the issuance of 3,500,000 shares of common stock, including 2,750,000 shares to the stockholders of MeNetwork and 750,000 shares of common stock to Ashton Craig Page, a director of the Company. The Company relied on Rule 506 of Regulation D under the Securities Act, in connection with the offer and sale of the securities inasmuch as all the stockholders of MeNetwork are accredited investors and the Company did not engage in any form of general advertisement or general solicitation in connection with the sale of such share..

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3.1	Articles of Incorporation, as amended

3.2	Amended By-Laws(2)

10.1	Asset Purchase Agreement, dated March 1, 2013 by and between the Company and MeNetwork, Inc.(3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File
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

(3)

 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)
By: /s/ William Clark William Clark Chief Executive Officer, Principal Executive Officer and Principal Financial Officer Date: August 30, 2013

21