Form 10-Q/A
period 2013-03-31
SPINDLE, INC.
filed 2013-09-06
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Financial Statements

7

PART II - OTHER INFORMATION

15

Item 6. Exhibits

15

SIGNATURES

16

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) for Spindle, Inc. (the “Company”) has been filed to amend the disclosure set forth under Note 2 of the Notes to Condensed Financial Statements as filed in the Company’s Quarterly Report on Form 10-Q on August 30, 2013 (the “Original Filing”) and to amend the related XBRL (extensible Business Reporting Language) filed with the Original Filing.  In accordance with Rule 12b-15, this Amendment sets forth the complete text of Part I, Item 1 and Part II Item 6 as amended.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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
Common stock, $0.001 par value, 300,000,000 shares authorized,
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

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 2,515,000 shares and include 250,000 warrants and 2,265,000 options. Of the 2,515,000 potential common shares at March 31, 2013, 990,000 had not vested.

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

Spindle, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

PART II - OTHER INFORMATION

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

(3)

Incorporated by reference to the Quarterly Report on Form 10-Q, previously filed with the SEC on August 30, 2013.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)
By: /s/ William Clark William Clark Chief Executive Officer, Principal Executive Officer and Principal Financial Officer Date: September 6, 2013