Form 10-Q
period 2013-06-30
SPINDLE, INC.
filed 2013-09-16
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,638,858 shares of Common Stock.

SPINDLE, INC.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

3

Item 1. Unaudited Financial Statements

3

CONDENSED BALANCE SHEETS

4

CONDENSED STATEMENTS OF OPERATIONS

5

CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO CONDENSED FINANCIAL STATEMENTS

7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

14

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

SPINDLE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2013	2012
ASSETS
Current assets:
Cash	$432,363	$111,584
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of
$66,423 and $0, respectively	152,346	37,362
Prepaid expenses and deposits	487,133	135,535
Notes receivable, net of notes payable of
$233,741 and $230,736, respectively	66,313	64,586
Total current assets	1,158,155	369,067

Fixed assets, net of accumulated depreciation of
$3,397 and $2,031, respectively	16,912	17,078

Other assets:
License agreements, net of accumulated amortization of
$93,077 and $75,878, respectively	139,616	156,815
Capitalized software costs, net of accumulated amortization
of $28,357 and $0, respectively	1,160,651	547,657
Residual contract revenue	589,294	589,294
Deposits	6,842	3,842
Goodwill	2,679,970	-
Total other assets	4,576,373	1,297,608
TOTAL ASSETS	$5,751,440	$1,683,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$443,563	$353,811
Accrued liabilities - related party	14,178	11,831
Total current liabilities	457,741	365,642

Long-term liabilities:
Notes payable - related party , net of debt discount of
$14,961 and $23,266, respectively	261,838	333,534
Note payable	-	27,566
Total long-term liabilities	261,838	361,100
Total liabilities	719,579	726,742

Stockholders’ equity:
Preferred stock, $.001, par value, 50,000,000 shares
authorized, no shares issued and outstanding	-	-
as of June 30, 2013 and December 31, 2012
Common stock, $0.001 par value, 300,000,000 shares
authorized, 25,078,858 and 18,427,919 shares issued and
outstanding as of June 30, 2013 and December 31, 2012, respectively	25,079	18,428
Common stock authorized and unissued, 4,014,820 and 2,513,820
shares as of June 30, 2013 and December 31, 2012, respectively	4,015	2,514
Additional paid-in capital	9,286,100	3,835,683
Unamortized equity-based compensation	(129,762)	(283,001)
Accumulated deficit	(4,153,571)	(2,616,613)
Total stockholders’ equity	5,031,861	957,011
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,751,440	$1,683,753

The accompanying notes are an integral part of these condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THE THREE MONTHS ENDED		THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue:
Sales income	$327,210	$-	$705,446	$17,974
Cost of sales	109,927	-	232,535	7,749

Gross profit	217,283	-	472,911	10,225

Expenses:
Depreciation and amortization	13,525	12,671	46,922	25,317
Promotional and marketing	17,225	10,026	28,550	11,301
Consulting	324,001	157,828	358,161	186,128
Salaries and wages	346,851	80,565	814,751	163,344
Directors fees	26,505	-	53,010	-
Professional fees	166,450	104,606	413,467	152,344
Travel	14,803	18,001	31,244	35,194
Rent	18,963	4,374	38,705	10,929
General and administrative	145,291	20,006	215,930	24,462
Total operating expenses	1,073,614	408,077	2,000,740	609,019

Net operating (loss)	(856,331)	(408,077)	(1,527,829)	(7,709)

Other expense:
Interest income	1,509	1,870	1,934	3,740
Interest expense	(1,507)	(1,459)	(3,004)	(2,929)
Interest expense - related party	(5,388)	(5,139)	(8,059)	(6,799)
Total other expense	(5,386)	(4,728)	(9,129)	(5,988)

Loss before provision for income taxes	(861,717)	(412,805)	(1,536,958)	(604,782)

Provision for income taxes	-	-	-	-

Net (loss)	$(861,717)	$(412,805)	$(1,536,958)	$(604,782)

Weighted average number of
common shares outstanding - basic and diluted	24,601,998	17,126,890	24,924,883	16,922,354

Net (loss) per share - basic and fully
diluted	$(0.04)	$(0.02)	$(0.06)	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THE SIX MONTHS ENDED
	JUNE 30,
	2013	2012
		(Restated)
Operating activities
Net loss	$(1,536,958)	$(604,782)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Shares issued for services	166,465	143,000
Depreciation and amortization	46,922	25,317
Amortization of debt discounts - related party	8,304	3,468
Amortization of options issued for services	153,238	-
Increase in allowance for doubtful accounts	66,423	-
Changes in operating assets and liabilities:
(Increase) in restricted cash	-	20,000
(Increase) in accounts receivable	(181,407)	(1)
(Increase) decrease in prepaid expenses	(18,063)	(50,265)
(Increase) decrease in interest receivable	(4,732)	613
(Increase) in deposits and other assets	(3,000)	(3,842)
Increase in accounts payable	354,507	97,408
Increase in accrued interest	3,004	-
Increase in accrued interest - related party	2,347	-
Net cash (used) in operating activities	(942,953)	(409,084)

Investing activities
Purchase of fixed assets	(3,006)	-
Additions to capitalized software development	(188,821)	(181,163)
Net cash (used) in investing activities	(191,827)	(181,163)

Financing activities
Payments on notes payable	(27,566)	-
Proceeds for notes payable - related party	-	90,236
Payments on notes payable - related party	(80,000)	-
Proceeds from the sale of common stock	1,563,125	517,500
Net cash provided by financing activities	1,455,559	607,736

Net increase in cash	320,779	17,489
Cash - beginning	111,584	3,109
Cash - ending	$432,363	$20,598

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions
Shares issued for services	$30,802	$143,000
Shares issued for acquisitions	$3,132,500	$-
Options issued for services	$153,238	$-

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

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at  June 30, 2013 were impaired.

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

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stock-based compensation, continued

The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on compensation under ASC Topic 505-50, In accordance with ASC 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to  2,515,000 shares and include 250,000 warrants and 2,265,000 options. Of the 2,515,000 potential common shares at June 30, 2013, 990,000 had not vested.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,536,958) for the six month period ended June 30, 2013 and has an accumulated deficit of ($4,153,571).

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

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	JUNE 30,	DECEMBER 31,
	2013	2012

Due from customers	$218,769	$37,362
Less allowance for bad debts	(66,423)	-
	$152,346	$37,362

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On February 7, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $5,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the six months ended June 30, 2013, the Company recognized legal expenses of $225,274.  As of June 30, 2013, the balance in prepaid expenses was $365.

During 2012, the Company entered into a business marketing agreement for term of one year. In accordance with the terms of each agreement, the Company issued 350,000 fully vested shares of common stock valued at $175,000 as a non-refundable retainer for services. The estimated fair value will be amortized on a straight-line basis of the term of the agreement. As of June 30, 2013, the Company recorded $87,500 as consulting expense related to the service for the six month period. The remaining prepaid balance at June 30, 2013 totaled $35,000.

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 500,000 shares on June 1, 2013. The fair value of the complete grant totaled $500,000 and has been recorded as a prepayment for consulting services. The estimated fair value of the grant will be amortized on a straight-line basis of the term of the agreement. As of June 30, 2013, the Company recorded $48,163 as consulting expense related to the service for the six month period. The remaining prepaid balance at June 30, 2013 totaled $451,837.

As of June 30, 2013, the Company had additional prepaid expenses in the amount of $3,000 related to travel advances.

NOTE 6 - NOTES RECEIVABLE

Notes  receivable consisted of the following:

	JUNE 30,	DECEMBER 31,
	2013	2012

Notes receivable, 2.59% interest, and due on demand	$288,040	$288,040
Interest receivable	12,014	7,282
Total principal and interest receivable	300,054	295,322

Less:
Notes payable	221,287	221,287
Interest payable	12,454	9,449
Total principal and interest payable	233,741	230,736
	$66,313	$64,586

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2013	2012

Office furniture & equipment	$20,309	$19,109
Less: Accumulated depreciation	3,397	2,031
Total fixed assets, net	$16,912	$17,078

NOTE 8 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2013	2012

Capitalized software costs	$1,189,008	$547,657
Less: accumulated amortization	(28,357)	-
Total capitalized software costs	1,160,651	547,657

License agreements	232,693	232,693
Less: Accumulated depreciation	93,077	75,878
Total licenses	139,616	156,815
Total intellectual property, net	$1,300,267	$704,472

NOTE 9 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Grid Note to a director of the Company whereby formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the six months ended June 30, 2013, the Company repaid $10,000 of the principal balance of the loan and recorded interest expense of $4,688 related to the discount.

On December 15, 2012, the Company issued a promissory note in the amount of $100,000 to it chief executive officer for amounts previously advanced to the Company for working capital. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $2,059 which is amortized to interest expense over the term of the note. During the six months ended June 30, 2013, the Company repaid $70,000 of the principal balance of the loan and recorded interest expense of $984 related to the discount.

On December 17, 2012, the Company issued a promissory note in the amount of $50,000 to a related party, the note is non-interest bearing, unsecured and matures on January 15, 2013. In the event of default, the loan will bear a default rate of interest at 10% per annum. As of June 30, 2013, the principal balance was unpaid and the Company recorded related party interest at the default rate in the amount of $2,347.

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

As of June 30, 2013, the Company issued 550,050 shares of its common stock previously authorized.

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - STOCKHOLDERS’ EQUITY, CONTINUED

During the six months ended June 30, 2013, the Company authorized the issuance of 2,626,250 shares of its common stock for cash proceeds totaling $1,563,125. As of June 30, 2013, 801,250 shares were unissued.

During the six months ended June 30, 2013, the Company issued a total of 1,000,000 shares of common stock pursuant to a two year consulting agreement. The estimated fair value of the shares totaled $500,000 and is being amortized on a straight-line basis over the term of the agreement. As of June 30, 2012, $48,163 has been expensed to consulting fees and the remaining $453,837 has been recorded as prepaid consulting fees to be amortized over a remaining term of the agreement.

During the six-months ended June 30, 2013, the Company issued 525,889 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of the shares totaled $262,945 and has been recorded as a reduction  to accounts payable.

On March 20, 2013, the Company authorized the issuance of 3,500,000 shares with an estimated fair value of $3,132,500 in connection with an asset acquisition. As of June 30, 2013, 750,000 of the shares are unissued.

NOTE 11 - WARRANTS AND OPTIONS

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2013:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	-	$ 0.00
Granted	2,515,000	0.549
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	2,515,000	$ 0.549
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2013	2,515,000	$ 0.549
Exercisable at June 30, 2013	1,525,000	$ 0.581

NOTE 12 - BUSINESS ACQUISITION

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

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities hired seven employees of Parallel in exchange for 538,570 unregistered shares (the “Aggregate Share Consideration”) of common stock, of which 53,857 shares (the "Indemnification Escrow") and 100,000 shares (the "Deferred Consent Escrow") were deposited in escrow with our transfer agent. The Indemnification Escrow will be held for a period of one year from the Closing Date and will be available to compensate the

Company pursuant to the indemnification obligations of Parallel under the Parallel Agreement, and for any necessary accounts receivable adjustment after the Parallel Acquisition Closing Date. The Deferred Consent Escrow will be held for a period of up to five years after the Closing Date and will be released to Parallel or its legally permitted assign(s) incrementally as and when certain specified contract assignments or residual revenue streams are properly assigned to the Company or the residual revenue streams in respect of such specified contracts are bought out by the applicable third party, and otherwise the Deferred Consent Escrow is subject to cancellation to the extent such specified assignments or buy-outs fail to occur during such five year period, all as more particularly set forth in the Parallel Agreement.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and six months ended June 30, 2013, we generated $327,210 and $705,446 in revenues in revenues as a result of the Company launching, its first payment and transactional platform. After factoring in cost of sales in the amount of $109,927 and $232,535 for the three and six months ended June 30, 2013, respectively, which relate to commissions paid to the Company’s 130 independent sales agents, we realized a gross profit of $217,823 and $472,911 for the three and six months ended June 30, 2013, respectively.  This compares to revenues during the three and six months ended June 30, 2012 of $0 and $17,974, respectively, and costs of sales of $0 and $7,749 for the three and six months ended June 30, 2012, respectively.  There were no gross profits during the three months ended June 30, 2012 and $10,225 in gross profits during the six months ended June 30, 2012.

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

As of June 30, 2013, we had total assets of $5,751,440, comprised of $1,158,155 in total current assets, $16,912 in fixed assets and $4,576,373 in other assets.  This compares with total assets of $1,683,753 as of December 31, 2012, comprised of $369,067 in total current assets, $17,078 in fixed assets and $1,297,608 in other assets. The increase in other assets is contributed primarily to an increase in goodwill and software development related to the acquisition of the MeNetwork in the first quarter of 2013. In addition, the Company continued extensive investment on internal development of our payment services platform which included advancements to our single point boarding systems and enhancements to our Payment Service Provider (PSP) platform.

For the three and six months ended June 30, 2013, we incurred operating expenses in the amount of $1,073,614 and $2,000,740, respectively. These amounts are comprised of $13,525 and $46,922 in depreciation and amortization expense related to our intellectual property and fixed assets; $17,225 and $28,550 in promotional and marketing; $324,001 and $358,161 in consulting fees; $346,851 and $814,751 in salaries and wages; $26,505 and $53,010 in directors fees; $166,450 and $413,467 in professional fees;  and $179,057 and $285,879 in general and administrative expenses.

The increase in operating expenses is primarily the result of transaction specific consulting fees related to our acquisition of Parallel Systems Inc. and MeNetwork, Inc.. Additionally, our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated. We expect this expense to continue and  increase at a rate in direct proportion to our growth. Our professional fees were significantly higher due to  our acquisition activities, regulatory compliance and one-time expenses related to restatements of our annual and interim financial reporting.

Interest Income and Expense

During the three and six months ended June 30, 2013, we recognized interest expense of $6,895 and $11,063, respectively. Our interest expense is partially offset by $1,509 and $1,934, respectively, in interest income for the same periods.  This compares to $6,598 and $6,258 in interest expense for the three and six months ended June 30, 2012, offset by interest income of $1,870 and $3,740, respectively.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three and six months ended June 30, 2013 were $861,717 and $1,536,958, respectively.  Net losses are attributable to the Company’s recent acquisition and integration of PSI, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three and six months ended June 30, 2012, we incurred net losses of $4,728 and $5,986, respectively.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2013 was $942,953, compared to $409,084 of cash used in operations during the comparable period ended June 30, 2012.

During the six months ended June 30, 2013, net cash used by investing activities totaled $191,827, of which $3,006 was utilized in the purchased of fixed assets and $188,821 is attributable to labor costs related to our software development costs. During the comparable six month period ended June 30, 2012, we allocated $181,163 of our labor costs to additions in our software development costs.

During the six months ended June 30, 2013, net cash provided by financing activities totaled $1,455,559, comprised of $1,563,125 which was received from investors purchasing shares of our common stock, ($27,566) was utilized in the repayment of debt to non-related parties and ($80,000) in debt repayment to related parties. In comparison, during the six months ended June 30, 2012, financing activities provided $607,736 in cash, primarily obtained from $90,236 loaned by a related party and $517,500 which was received from investors purchasing shares of our common stock.

As of June 30, 2013, we had $432,363 of cash on hand and working capital of $700,414..  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We do not have any off-balance sheet arrangements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation and the material weakness in our internal controls and procedures described above, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 6, 2012, Spindle Mobile, John Devlin, Glenn Bancroft, David Ide (each of which are directors of the Company) and their spouses (the “Defendants”) were notified of a lawsuit brought by Mark Ogram and the Rod Living Trust (the “Plaintiffs”) in the Superior Court of the State of Arizona, County of Pima seeking relief for (1) breach of contract and (2) conversion of property related to the transactions with the Company with respect to the Spindle Mobile Agreement.  The terms of the Spindle Mobile Agreement provided that any liabilities of Spindle Mobile would not be acquired by the Company.  On March 4, 2013, a motion to dismiss on behalf of the Defendants was filed with the Superior Court of the State of Arizona which motion is still pending.  On May 6, 2013, the cause of action related to the breach of contract was dismissed, however, as of June 30, 2013, the cause of action with respect to the conversion of property was still pending.

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

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 19, 2013 for the fiscal year ended December 31, 2012, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2013, the Company offered and sold an aggregate of 1,711,200 shares of common stock at $0.50 per share for total cash proceeds of $855,600.  The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the securities, inasmuch as the offers and sales offer and sale was a private offering of securities made solely to accredited investors that had access to all information of the Company that they requested.

During the three months ended June 30, 2013, the Company issued 423,622 shares of common stock pursuant to the terms of consulting agreements with an estimated fair value of $211,811. The Company relied on Section 4(a)(2) of the Securities Act for issuing the securities, inasmuch as the offer and sale was a private offering of securities limited to the consultant which had access to all information of the Company that they requested.

During the three-months ended June 30, 2013, the Company issued 525,889 shares of its common stock as payment for services rendered with a value of $262,945. The Company relied on Section 4(a)(2) of the Securities Act for issuing the securities, inasmuch as the offer and sale was a private offering of securities limited to the consultant which had access to all information of the Company that they requested.

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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark William Clark	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer	September 16, 2013

21