Form 10-Q/A
period 2012-09-30
SPINDLE, INC.
filed 2013-09-20
CIK 1403802

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2012: 17,730,001 shares of Common Stock.

SPINDLE, INC.

Table of Contents

Page

Explanatory note

3

PART I - FINANCIAL INFORMATION

3

Item 1. Unaudited Financial Statements

3

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

16

Item 3. Quantitative and Qualitative Disclosure About Market Risks

19

Item 4. Controls and Procedures

19

PART II - OTHER INFORMATION

20

Item 1. Legal Proceedings

20

Item 1A. Risk Factors

20

Item 2. Unregistered Sales of Equity Securities

20

Item 3. Defaults Upon Senior Securities

20

Item 4. Mine Safety Disclosures

20

Item 5. Other Information

20

Item 6. Exhibits

20

SIGNATURES

21

EXPLANATORY NOTE

On February 6, 2013, the Company’s Board of Directors, after consultation with management, determined that the Company’s financial statements for the fiscal year ended December 31, 2011 (the "2011 Fiscal Year") as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"), and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the "2012 Fiscal Quarters", together with the 2011 Fiscal Year, the “Restatement Periods”) should no longer be relied upon and should be restated in order to characterize the acquisition of certain assets of Spindle Mobile, Inc. during the fourth quarter of the fiscal year ended December 31, 2011 as a reverse capitalization rather than an asset acquisition.  The restatement of the 2011Fiscal Year was filed in an Amendment No. 1 to the Company’s 2011 Annual Report filed with the Securities and Exchange Commission on August 6, 2013.  This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q (the “Amendment”) has been filed to amend the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2012, as filed on November 13, 2012 (the “Original Filing”). No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Spindle, Inc.
(formerly Coyote Hills Golf, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets	(RESTATED)	(RESTATED)
Current assets:
Cash	$119,426	$3,109
Restricted cash	20,000	-
Accounts receivable	10,967	10,966
Prepaid expenses and current deposits	166,615	-
Notes receivable, net of notes payable of $221,287 , respectively	66,753	66,753
Accrued interest receivable, net of interest payable of
$11,908 and $5,371, respectively	7,589	8,509
Total current assets	391,350	89,337

Fixed assets, net of accumulated depreciation and amortization of
$1,369 and $0, respectively	418,985	177,844

Other assets:
Intangible assets, net of accumulated amortization of
$63,232 and $0, respectively	169,461	207,400
Deposits	3,842	-
Total other assets	173,303	207,400
Total assets	$983,638	$474,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$305,713	$8,800
Total current liabilities	305,713	8,800

Long-term liabilities:
Notes payable - related party, net of debt discount of
$29,154 and $18,983, respectively	232,882	32,317

Total liabilities	538,595	41,117

Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
17,753,000 and 16,480,000 shares issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively	17,753	16,480
Common stock payable, 1,425,000 shares authorized and unissued as of
September 30, 2012 and December 31, 2011, respectively	1,425	1,425
Additional paid in capital	1,863,105	711,811
Deficit accumulated during development stage	(1,437,240)	(296,252)
Total stockholders' equity	445,043	433,464
Total liabilities and stockholders' equity	$983,638	$474,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spindle, Inc.
(formerly Coyote Hills Golf, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					January 14, 2011
	For the three months ended		For the nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)

Revenue	$22,810	$14,971	$40,784	$14,971	$70,726
Cost of sales	87	-	7,836	-	7,836

Gross profit	22,723	14,971	32,948	14,971	62,890

Operating expenses:
Depreciation and amortization	12,942	-	38,259	-	63,552
Promotional and marketing	6,755	-	18,056	-	18,056
Consulting	85,061	20,230	271,189	63,230	380,749
Software and internet costs	12,623	378	22,524	378	23,969
Salaries, wages and benefits	124,516	15,318	287,860	15,318	359,611
Professional fees	283,391	-	435,735	-	482,750
Travel	14,857	3,800	50,051	3,800	57,765
Rent expense	9,707	-	20,636	-	27,191
General and administrative expense	6,342	43,020	20,903	43,020	76,764
Total expenses	556,194	82,746	1,165,213	125,746	1,490,407

Net operating (loss)	(533,471)	(67,775)	(1,132,265)	(110,775)	(1,427,517)

Other expense:
Interest income	1,871	858	5,611	858	10,230
Interest expense	(2,177)	(858)	(6,537)	(858)	(7,395)
Interest expense - related party	(2,429)	-	(7,797)	-	(12,558)
Total other expense	(2,735)	-	(8,723)	-	(9,723)

(Loss) before provision for income taxes	(536,206)	(67,775)	(1,140,988)	(110,775)	(1,437,240)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(536,206)	$(67,775)	$(1,140,988)	$(110,775)	$(1,437,240)

Weighted average number of common shares
Outstanding - basic and fully diluted	17,062,957	12,596,739	16,969,736	11,404,327

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.07)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

Spindle, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			January 14, 2011
	For the nine months ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities	(RESTATED)	(RESTATED)	(RESTATED)
Net income	$(1,140,988)	$(110,775)	$(1,437,240)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services	318,000	52,500	370,500
Depreciation and amortization	38,259	-	63,552
Amortization of debt discount	5,896	-	10,145
Changes in operating assets and liabilities:
(Increase) in restricted cash	(20,000)	-	(20,000)
(Increase) in accounts receivable	(1)	(5,704)	(10,968)
(Increase) in prepaid expenses	(166,615)	-	(166,615)
(Increase) decrease in interest receivable, net	920	(9,267)	1,678
(Increase) in deposits	(3,842)	-	(3,842)
Increase in accounts payable	296,913	20,122	294,128
Increase in accrued expenses - related	-	11,213	11,213
Net cash (used in) operating activities	(671,458)	(110,296)	(887,449)

Cash flows from investing activities
Acquisitions of fixed assets	(7,121)	-	(7,121)
Additions to capitalized software development	(234,340)	-	(313,197)
Net cash (used in) investing activities	(241,461)	-	(320,318)

Cash flows from financing activities
Cash acquired from acquisition	-	-	9,170
Proceeds for notes payable - related party	210,736	72,500	278,236
Payments on notes payable	-	(78,713)	(78,713)
Proceeds from the sale of common stock	818,500	300,000	1,118,500
Net cash provided by financing activities	1,029,236	293,787	1,327,193

Net increase in cash	116,317	251,876	119,426
Cash - beginning	3,109	-	-
Cash - ending	$119,426	$251,876	$119,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$318,000	$52,500	$370,500
Shares issued for acquisitions	$-	$240,000	$240,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Spindle, Inc.

(formerly Coyote Hills Golf, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(RESTATED)

Note 1 - Organization and basis of presentation

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

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, Inc. ("SMI"), a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of the issued and outstanding common stock of the Company, which shares were distributed to the stockholders of SMI, pursuant to the terms and conditions of an Asset Purchase Agreement, dated December 2, 2011 (the “Spindle Mobile Agreement”). Under the APA, Spindle, Inc. issued 13,200,000 shares of its common stock to various individuals and entities in exchange for the acquired assets and liabilities. Additionally, under the APA, the former officers and directors of Spindle, Inc. agreed to cancel 41,120,000 shares of common stock.  For accounting purposes, the acquisition of the SMI by Spindle, Inc. has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, SMI, in substance acquired a non-operational public company (Spindle, Inc.) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, SMI is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of SMI. As a result of this transaction, Spindle, Inc. changed its business direction and is now a commerce-centric business. Spindle Mobile, Inc. was incorporated on January 14, 2011 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of SMI through ending reporting periods reflected.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the restated financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's annual report on Form 10-K as amended.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Note 2 - Significant accounting policies

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

Cash and cash equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2012.

Note 2 - Significant accounting policies, continued

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants as of September 30, 2012.

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

Reclassification

Certain reclassifications have been made to confirm the 2011 amounts to the 2012 classifications for comparative purposes.

Principles of consolidation

For the period from January 14, 2011 to September 30, 2012, and for the comparative period ended December 31, 2011, the consolidated financial statements include the accounts of Spindle, Inc. and Spindle Mobile, Inc.  All significant intercompany balances and transactions have been eliminated.  Spindle, Inc. and Spindle Mobile, Inc. will be collectively referred herein to as the “Company”.

Share-based compensation

ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees", "Accounting

for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

Note 2 - Significant accounting policies, continued

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $1,140,988 for the period from January 14, 2011 (inception) to September 30, 2012, and had minimal net sales of $40,784.

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

Note 4 - Prepaid expenses and deposits

Prepaid expense consisted of the following at:

	September 30,	December 31,
	2012	2011
Legal fees	$365	$--
Consulting fees	166,250	--
Total prepaid expense	$166,615	$--

Note 5 - Notes and accrued interest receivable, net

Demand notes receivable consisted of the following at:

	September 30,	December 31,
	2012	2011
Notes receivable, 2.59% per annum	$288,040	$288,040
Less: Notes payable, 2.59% per annum	(221,287)	(221,287)
Total notes receivable, net	$66,753	$66,753

Accrued interest receivable consisted of the following at:

	September 30,	December 31,
	2012	2011
Accrued interest receivable	$19,479	$13,880
Less: Accrued interest payable	(11,908)	(5,371)
Total accrued interest receivable, net	$7,589	$8,509

Note 6 - Fixed and other assets

Fixed and other assets consisted of the following at:

	September 30,	December 31,
	2012	2011
Capitalized software development	$412,184	$177,844
Office furniture and equipment	8,170	1,049
Less: Accumulated depreciation	(1,369)	(1,049)
Total fixed assets, net	$418,985	$177,844

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $320 and $0, respectively.

Note 7 - Notes payable related party

Related party notes payable consisted of the following at:

	September 30, 2012	December 31, 2011
Revolving line of credit with a related party up to $250,000, unsecured, non-interest bearing, and
maturing December 15, 2015	$216,536	$51,300
Note payable, non-interest bearing and
maturing January 15, 2014	45,500	-
Less: Debt discount	(29,154)	(18,983)
	232,882	32,317
Less current portion	-	-
Total long-term notes payable - related party, net	$232,882	$32,317

During the nine months ended September 30, 2012 and 2011, the Company recorded related party interest expense totaling $7,797 and $0, respectively.

Note 8 - Stockholders’ equity

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of $0.001 par value preferred stock.

During the nine months ended September 30, 2012, the Company issued 1,637,000 shares of its common stock for cash proceeds totaling $818,500 or $0.50 per share.

During the nine months ended September 30, 2012, the Company issued 636,000 of common stock to various consultants and individuals for services valued at $318,000, the fair value of the underlying shares.

Note 9 - Warrants and options

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

Note 9 - Warrants and options, continued

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at January 14, 2011	-	$ 0.00
Granted	250,000	1.00
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2011	250,000	$ 1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2012	250,000	$ 1.00

The following tables summarize information about warrants outstanding and exercisable at September 30, 2012:

	WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.00	250,000	9.08	$ 1.00
	250,000	9.08	$ 1.00

	WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Warrants Exercisable	Weighted- Average Exercise Price
$ 1.00	250,000	$ 1.00
	250,000	$ 1.00

Note 10 - Restatement

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

Note 10 - Restatement, continued

BALANCE SHEET	As Originally	Adjustments	As
AS OF SEPTMEBER 30, 2012	Filed	Increase/(Decrease)	Restated

ASSETS:
Cash	$119,426	$-	$119,426
Restricted cash	20,000	-	20,000
Accounts receivable	-	10,967	10,967
Prepaid expenses and deposits	166,615	-	166,615
Notes receivable	-	66,753	66,753
Accrued interest receivable	-	7,589	7,589
Fixed assets, net	-	-	-
Capitalized software costs, net	341,652	77,333	418,985
Intangible assets, net	-	169,461	169,461
Deposits	-	3,842	3,842
TOTAL ASSETS	$647,693	$335,945	$983,638

LIABILITIES:
Accounts payable	$96,301	$209,412	$305,713
Payroll liabilities	23,042	(23,042)	-
Notes payable	249,492	(16,610)	232,882
EQUITY:
Preferred stock	-		-
Common stock	17,546	207	17,753
Common stock payable	-	1,425	1,425
Additional paid in capital	1,674,022	189,083	1,863,105
Deficit accumulated during development stage	(1,385,710)	(51,530)	(1,437,240)
TOTAL LIABILITIES AND EQUITY	$674,693	$308,945	$983,638

Note 10 - Restatement, continued

STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012		Adjustments
	As Originally	Increase/	As
	Filed	(Decrease)	Restated

Revenue	$42,897	$(2,113)	$40,784
Cost of sales	9,950	(2,114)	7,836
Gross profit	32,947	1	32,948

Operating expenses:
Depreciation and amortization	320	37,939	38,259
Promotional and marketing	-	18,056	18,056
Consulting	-	271,189	271,189
Software and internet costs	-	22,524	22,524
Salaries, wages and benefits	-	287,860	287,860
Professional fees	-	435,735	435,735
Travel	-	50,051	50,051
Rent expense	-	20,636	20,636
General and administrative expenses	883,855	(862,952)	20,903
Total operating expenses	884,175	281,038	1,165,213

Net operating (loss)	(851,228)	(281,037)	(1,132,265)

Other expense:
Interest income	-	5,611	5,611
Interest expense	(4,944)	(1,593)	(6,537)
Interest expense - related party	-	(7,797)	(7,797)
Total other expense	(4,944)	(3,779)	(8,723)

(Loss) before provision for income taxes	(856,172)	(284,816)	(1,140,988)

Provision for income taxes	-	-	-

Net (loss)	$(10,912)	$(99,863)	$(110,775)

Weighted average number of shares
- basic and fully diluted	16,863,488	106,248	16,969,736
Net (loss) per share	$(0.05)	$(0.02)	$(0.07)

Note 10 - Restatement, continued

STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011		Adjustments
	As Originally	Increase/	As
	Filed	(Decrease)	Restated

Revenue	$-	$14,971	$14,971
Cost of sales	-	-	-
Gross profit	-	14,971	14,971

Operating expenses:
Depreciation and amortization	169	(169)	-
Promotional and marketing	-	-	-
Consulting	-	63,230	63,230
Software and internet costs	-	378	378
Salaries, wages and benefits	-	15,318	15,318
Professional fees	-	-	-
Travel	-	3,800	3,800
Rent expense	-	-	-
General and administrative expenses	10,693	32,327	43,020
Total operating expenses	10,862	114,884	125,746

Net operating (loss)	(10,862)	(99,913)	(110,775)

Other expense:
Interest income	-	858	858
Interest expense	-	(858)	(858)
Total other expense	-	-	-

(Loss) before provision for income taxes	(10,862)	(99,913)	(110,775)

Provision for income taxes	(50)	50	-

Net (loss)	$(10,912)	$(99,863)	$(110,775)
Weighted average number of shares
- basic and fully diluted	44,400,000	(32,995,673)	11,404,327
Net (loss) per share	$(0.00)	$(0.01)	$(0.01)

Note 10 - Restatement, continued

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FROM INCEPTION TO SEPTEMBER 30, 2012	Filed	Increase/(Decrease)	Restated

Revenue	$74,828	$(4,102)	$70,726
Cost of sales	10,441	(2,605)	7,836
Gross profit	64,387	(1,497)	62,890

Operating expenses:
Depreciation and amortization	1,369	62,183	63,552
Promotional and marketing	-	18,056	18,056
Consulting	-	380,749	380,749
Software and internet costs	-	23,969	23,969
Salaries, wages and benefits	-	359,611	359,611
Professional fees	-	482,750	482,750
Travel	-	57,765	57,765
Rent expense	-	27,191	27,191
Executive compensation	10,000	(10,000)	-
General and administrative expenses	984,860	(908,096)	76,764
Impairment expense	468	(468)	-
Total operating expenses	996,697	493,710	1,490,407

Net operating (loss)	(932,310)	(495,207)	(1,427,517)

Other expense:
Interest income	-	10,230	10,230
Interest expense - related party	(5,165)	(14,788)	(19,953)
Impairment of notes receivable	(448,040)	448,040	-
Total other expense	(453,205)	443,482	(9,723)

(Loss) before provision for income taxes	(1,385,515)	(51,725)	(1,437,240)

Provision for income taxes	(195)	195	-

Net (loss)	$(1,385,710)	$(51,530)	$(1,437,240)

Note 11 - Subsequent Events (As Originally Filed)

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

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. We generated $22,810 and $40,784 in revenues during the three and nine months ended September 30, 2012, respectively. This compares to $14,971 in revenues during each of the three and nine month periods ended September 30, 2011.  Our management is hopeful that as our base of operations grow, we will see a corresponding increase in licensing revenue. Since our inception on January 14, 2011 to September 30, 2012, we generated aggregate revenues of $70,726 offset by cost of sales of $7,836 for gross profits of $62,890.  There can be no assurance that we will continue to generate or grow revenues in future periods, sustain current revenue levels or that we will be able to replace revenues from our current customers with revenues from others.

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

As of September 30, 2012, we had total assets of $983,638, comprised of $391,350 in total current assets, $418,985 in capitalized software costs and fixed assets, net of accumulated depreciation and amortization, $3,842 in deposits and $169,461 in intangible assets net of accumulated amortization.  This compares to total assets of $474,581 for the year ended December 31, 2011, comprised of $89,337 in total current assets, $177,844 in capitalized software costs, and $207,400 in intangible assets.  As of September 30, 2012 we had total liabilities of $538,595 comprised of $305,713 in current liabilities and $232,882 in long term liabilities as compared to $41,117 in total liabilities for the year ended December 31, 2011, comprised of $8,800 in current liabilities and $32,317 in long-term liabilities.

For the three and nine months ended September 30, 2012, we incurred operating expenses in the amount of $556,194 and $1,165,213, respectively, comprised of  general and administrative expenses, amortization and depreciation expenses related to our fixed assets,  promotional and marketing expenses, in consulting expenses, software and internet costs, salaries, wages and benefits,  professional fees, travel expenses and rent expense.  For the three and nine months ended September 30, 2011, we incurred operating expenses in the amount of $82,746 and $125,746, respectively, comprised of general and administrative expenses, consulting expenses, software and internet costs, salaries, wages and benefits,  and travel expenses.

Since our inception on January 14, 2011 through September 30, 2012, aggregate operating expenditures were $1,490,407, comprised of general and administrative expenses, amortization and depreciation expenses related to our fixed assets,  promotional and marketing expenses, in consulting expenses, software and internet costs, salaries, wages and benefits,  professional fees, travel expenses and rent expense.

Interest Expense

On November 14, 2011, we borrowed cash from a related party, in the amount of $25,000.  The note bears no interest and is due on November 13, 2014.  In connection with the promissory note, we issued the note holder warrants to purchase up to 250,000 shares of our common stock at $1.00 per share.  As a result of this transaction, we recognized interest expense of $4,606 and $14,334 related to the amortization of the discount on the promissory note during the three and nine month periods ended September 30, 2012, respectively.  No interest expense was recorded during the three and nine month periods ended September 30, 2011.  Since our inception to September 30, 2012, we recorded total interest expense of $19,953.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months and nine months ended September 30, 2012 were $536,206 and $1,140,988, respectively.  This compares to net losses for the three and nine months ended September 30, 2011 of $67,775 and $110,775, respectively.

Our net loss since the date of our inception through September 30, 2012 is $1,437,240.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2012 was $671,458, compared to $110,296 of cash used in operations during the comparable period ended September 30, 2011.  Since inception, we have used $887,449 in cash for general operations and developmental activities as of September 30, 2012.

During the nine months ended September 30, 2012, net cash used in investing activities totaled $241,461, of which $234,340 is attributable to additions in our software development costs and the remaining $7,121 to the acquisition of fixed assets.  In comparison, during the nine months ended September 30, 2011, no cash was used in connection with investing activities.  Since our inception through September 30, 2012, $320,318 in cash was used in investing activities, all of which is attributable to the acquisition of fixed assets.

During the nine months ended September 30, 2012, net cash provided by financing activities totaled $1,029,236, which includes $818,500 received in connection with the sale of common stock and $210,736 from proceeds received from the sale of notes to a related party.  In comparison, during the nine months ended September 30, 2011, financing activities provided $293,787 in net cash resulting from $72,500 from proceeds received in connection with notes payable from a related party, $300,000 from the sale of common stock, offset by $78,713 related to payments on notes payable.  Since our inception through September 30, 2012, $1,327,193 in cash was provided by financing activities, including $9,170 in cash acquired from acquisitions, $278,236 in proceeds for notes payable, $1,118,500 in connection with the sale of common stock and an offset of $78,713 related to payments on notes payable.

As of September 30, 2012, we had $119,426 of cash on hand as compared to, $251,876 of cash on hand as of September 30, 2011.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was $22,810 and $40,784 in revenue for the three and nine months ended September 30, 2012, respectively.

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

We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Management acknowledges that the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting that is Integrated With an Audit of Financial Statements, which provides that a restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting, results in the presumption that the Company’s internal control over financial reporting as of September 30, 2012, were ineffective. In addition, as a result of the material weakness with respect to the internal controls and procedures, management acknowledges that there is also a presumption that the Company's disclosure controls and procedures were ineffective at September 30, 2012.  Despite the implications that the restatement has on the Company's internal controls and procedures and disclosure controls and procedures, since the accounting treatment with respect to the Acquisition results primarily from the Company's prior status as a "shell company", it believes that the material weakness identified is limited solely to the accounting treatment used in connection with this transaction and therefore is not a recurring deficiency.

Changes in internal controls over financial reporting

Except as noted above with respect to the material weakness described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2012 there are no other material pending legal proceedings, to which the Company or any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A. Risk Factors

Our significant business risks are described in our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities

              During the three months ended September 30, 2012, the Company issued a total of 286,000 shares of common stock for services rendered with a value of $143,000.

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
(b) Amended By-Laws (2)

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

(2)

Incorporated by reference to the Form 10-Q filed with the SEC on August November 14, 2012.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark William Clark	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer	September 20, 2013

21