Form 10-Q
period 2013-09-30
SPINDLE, INC.
filed 2013-11-14
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-145088

SPINDLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8241820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8700 East Vista Bonita, Suite 260 Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(480) 336-2653
(Registrant's telephone number, including area code)

18835 North Thompson Peak Parkway
Scottsdale, AZ 85255
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,443,857 shares of Common Stock.

SPINDLE, INC.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

3

Item 1. Unaudited Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

13

Item 3. Quantitative and Qualitative Disclosure About Market Risks

17

Item 4. Controls and Procedures

17

PART II - OTHER INFORMATION

18

Item 1. Legal Proceedings

18

Item 1A. Risk Factors

18

Item 2. Unregistered Sales of Equity Securities

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Mine Safety Disclosures

18

Item 5. Other Information

18

Item 6. Exhibits

18

SIGNATURES

19

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

SPINDLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS
Current assets:
Cash	$118,716	$111,584
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of
$66,423 and $0, respectively	120,339	37,362
Prepaid expenses and deposits	469,059	135,535
Notes receivable, net of notes payable of
$235,257 and $230,736, respectively	66,744	64,586
Total current assets	794,858	369,067

Fixed assets, net of accumulated depreciation of
$4,266 and $2,031, respectively	22,053	17,078

Other assets:
License agreements, net of accumulated amortization of
$104,712 and $75,878, respectively	127,981	156,815
Capitalized software costs, net of accumulated amortization
of $128,018 and $0, respectively	1,208,607	547,657
Residual contract revenue	589,294	589,294
Deposits	7,342	3,842
Goodwill	2,679,970	-
Total other assets	4,613,194	1,297,608
TOTAL ASSETS	$5,430,105	$1,683,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$506,931	$353,811
Accrued liabilities - related party	15,497	11,831
Total current liabilities	522,428	365,642

Long-term liabilities:
Notes payable - related party, net of debt discount of
$12,105 and $23,266, respectively	244,695	333,534
Note payable	-	27,566
Total long-term liabilities	244,695	361,100
Total liabilities	767,123	726,742

Stockholders’ equity:
Preferred stock, $.001, par value, 50,000,000 shares
authorized, no shares issued and outstanding	-	-
as of September 30, 2013 and December 31, 2012
Common stock, $0.001 par value, 300,000,000 shares
authorized, 26,073,857 and 18,427,919 shares issued and
outstanding as of September 30, 2013 and December 31, 2012, respectively	26,314	18,428
Common stock authorized and unissued, 3,555,200 and 2,513,820
shares as of September 30, 2013 and December 31, 2012, respectively	3,415	2,514
Additional paid-in capital	9,602,965	3,835,683
Unamortized equity-based compensation	(72,314)	(283,001)
Accumulated deficit	(4,897,398)	(2,616,613)
Total stockholders’ equity	4,662,982	957,011
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,430,105	$1,683,753

The accompanying notes are an integral part of these condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THE THREE MONTHS ENDED		THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue:
Sales income	$278,021	$22,810	$983,166	$40,784
Cost of sales	135,801	87	368,336	7,836

Gross profit	142,220	22,723	614,830	32,948

Expenses:
Depreciation and amortization	112,164	12,942	159,086	38,259
Promotional and marketing	26,534	6,755	95,543	18,056
Consulting	162,784	85,061	520,945	271,189
Software and internet costs	20,896	12,623	55,988	22,524
Salaries and wages	314,142	124,516	1,128,893	287,860
Directors fees	26,505	-	79,515	-
Professional fees	140,653	283,391	554,120	435,735
Travel	48,049	14,857	84,865	50,051
Rent	12,786	9,707	51,491	20,636
General and administrative	20,988	6,342	152,294	20,903
Total operating expenses	885,501	556,194	2,882,740	1,165,213

Net operating loss	(743,281)	(533,471)	(2,267,910)	(1,132,265)

Other expense:
Interest income	1,947	1,871	3,882	5,611
Interest expense	(1,517)	(2,177)	(4,521)	(6,537)
Interest expense - related party	(4,176)	(2,429)	(12,236)	(7,797)
Total other expense	(3,746)	(2,735)	(12,875)	(8,723)

Loss before provision for income taxes	(747,027)	(536,206)	(2,280,785)	(1,140,988)

Provision for income taxes	-	-	-	-

Net loss	$(747,027)	$(536,206)	$(2,280,785)	$(1,140,988)

Weighted average number of
common shares outstanding - basic and diluted	26,317,700	17,062,957	24,454,806	16,969,736

Net (loss) per share - basic and fully
diluted	$(0.03)	$(0.03)	$(0.09)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
		(Restated)
Operating activities
Net loss	$(2,280,785)	$(1,140,988)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Shares issued for services	283,965	318,000
Depreciation and amortization	159,086	38,259
Amortization of debt discounts - related party	11,161	5,896
Amortization of options issued for services	210,686	-
Increase in allowance for doubtful accounts	66,423	-
Changes in operating assets and liabilities:
Increase in restricted cash	-	(20,000)
Increase in accounts receivable	(149,400)	(1)
Decrease (increase) in prepaid expenses	30,814	(166,615)
(Increase) decrease in interest receivable	(6,679)	920
Increase in deposits and other assets	(3,500)	(3,842)
Increase in accounts payable	417,871	296,913
Increase in accrued interest	4,522	-
Increase in accrued interest - related party	3,666	-
Net cash used in operating activities	(1,252,170)	(671,458)

Investing activities
Purchase of fixed assets	(9,016)	(7,121)
Additions to capitalized software development	(336,438)	(234,340)
Net cash used in investing activities	(345,454)	(241,461)

Financing activities
Payments on notes payable	(27,566)	-
Proceeds for notes payable - related party	-	210,736
Payments on notes payable - related party	(100,000)	-
Proceeds from the sale of common stock	1,732,322	818,500
Net cash provided by financing activities	1,604,756	1,029,236

Net increase in cash	7,132	116,317
Cash - beginning	111,584	3,109
Cash - ending	$118,716	$119,426

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions
Shares issued for services	$283,965	$318,000
Shares issued for acquisitions	$3,132,500	$-
Options issued for services	$210,686	$-

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at September 30, 2013 were impaired.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 2,515,000 shares and include 250,000 warrants and 2,265,000 options. Of the 2,515,000 potential common shares at September 30, 2013, 990,000 had not vested.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,280,785) for the nine month period ended September 30, 2013 and has an accumulated deficit of ($4,897,397).

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

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Due from customers	$186,762	$37,362
Less allowance for bad debts	(66,423)	-
	$120,339	$37,362

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On February 7, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $5,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the nine months ended September 30, 2013, the Company recognized legal expenses of $407,728.  As of September 30, 2013, the entire amount of the retainer has been amortized.

During 2012, the Company entered into a business marketing agreement for term of one year. In accordance with the terms of each agreement, the Company issued 350,000 fully vested shares of common stock valued at $175,000 as a non-refundable retainer for services. The estimated fair value will be amortized on a straight-line basis of the term of the agreement. As of September 30, 2013, the Company recorded $122,500 as consulting expense related to the service for the nine month period and the entire amount of the retainer has been amortized.

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 500,000 shares on June 1, 2013. The fair value of the complete grant totaled $500,000 and has been recorded as a prepayment for consulting services. The estimated fair value of the grant will be amortized on a straight-line basis over the term of the agreement. As of September 30, 2013, the Company recorded $128,024 as consulting expense related to the service for the nine month period. The remaining prepaid balance at September 30, 2013 totaled $371,976.

NOTE 6 - NOTES RECEIVABLE

Notes receivable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Notes receivable, 2.59% interest, and due on demand	$288,040	$288,040
Interest receivable	13,961	7,282
Total principal and interest receivable	302,001	295,322

Less:
Notes payable	221,287	221,287
Interest payable	13,970	9,449
Total principal and interest payable	235,257	230,736
	$66,744	$64,586

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Office furniture & equipment	$26,319	$19,109
Less: Accumulated depreciation	4,266	2,031
Total fixed assets, net	$22,053	$17,078

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Capitalized software costs	$1,336,625	$547,657
Less: accumulated amortization	128,018	-
Total capitalized software costs	1,208,607	547,657

License agreements	232,693	232,693
Less: Accumulated depreciation	104,712	75,878
Total licenses	127,981	156,815
Total intellectual property, net	$1,336,588	$704,472

NOTE 9 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Grid Note to a director of the Company whereby formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the nine months ended September 30, 2013, the Company repaid $25,000 of the principal balance of the loan and recorded interest expense of $7,049 related to the discount.

On December 15, 2012, the Company issued a promissory note in the amount of $100,000 to it chief executive officer for amounts previously advanced to the Company for working capital. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $2,059 which is amortized to interest expense over the term of the note. During the nine months ended September 30, 2013, the Company repaid $75,000 of the principal balance of the loan and recorded interest expense of $1,479 related to the discount.

On December 17, 2012, the Company issued a promissory note in the amount of $50,000 to a related party, the note is non-interest bearing, unsecured and matures on January 15, 2013. In the event of default, the loan will bear a default rate of interest at 10% per annum. As of September 30, 2013, the principal balance was unpaid and the Company recorded related party interest at the default rate in the amount of $3,666.

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the nine months ended September 30, 2013, the Company authorized the issuance of 2,851,250 shares of its common stock for cash proceeds totaling $1,732,322. As of September 30, 2013, 591,250 shares were unissued.

During the nine months ended September 30, 2013, the Company issued a total of 1,000,000 shares of common stock pursuant to a two year consulting agreement. The estimated fair value of the shares totaled $500,000 and is being amortized on a straight-line basis over the term of the agreement. As of September 30, 2013, $128,024 has been expensed to consulting fees and the remaining $371,976 has been recorded as prepaid consulting fees to be amortized over a remaining term of the agreement.

During the nine months ended September 30, 2013, the Company issued 525,889 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of the shares totaled $262,945 and has been recorded as a reduction to accounts payable.

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - STOCKHOLDERS’ EQUITY, CONTINUED

On March 20, 2013, the Company authorized the issuance of 3,500,000 shares with an estimated fair value of $3,132,500 in connection with an asset acquisition. The Company agrees to issue 750,000 of such shares upon the satisfaction of certain conditions. (See Note 12). As of September 30, 2013, the 750,000 shares were unissued, but have been issued as of the date of this filing.

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

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2013:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	-	$ -
Granted	2,515,000	0.549
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	2,515,000	$ 0.549
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2013	2,515,000	$ 0.549
Exercisable at September 30, 2013	1,525,000	$ 0.581

NOTE 12 - BUSINESS ACQUISITION

On March 20, 2013, the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers, pursuant to an Asset Purchase Agreement.  As consideration the Company authorized the issuance of 3,500,000 shares of its common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the closing date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the closing date or a change in control of the Company, the Company agreed to issue the remaining 750,000 shares of common stock to the director and Chief Operating Officer of MeNetwork and a current director of the Company.  As of September 30, 2013, the 750,000 shares are unissued but expected to be issued before fiscal year end (December 31, 2013).

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

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified assumed liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the "Indemnification Escrow") and 100,000 shares (the "Deferred Consent Escrow") were deposited in escrow with our transfer agent. The Indemnification Escrow will be held for a period of one year from the Parallel Acquisition Closing Date and will be available to compensate the Company pursuant to the indemnification obligations of Parallel under the Parallel Agreement, and for any necessary accounts receivable adjustment after the Parallel Acquisition Closing Date. The Deferred Consent Escrow will be held for a period of up to five years  following the Parallel Acquisition Closing Date and will be released to Parallel or its legally permitted assign(s) incrementally as and when certain specified contract assignments or residual revenue streams are properly assigned to the Company or the residual revenue streams in respect of such specified contracts are bought out by the applicable third party. As of the date of this filing, these conditions have been satisfied and the Deferred Consent Escrow is in the process of being released.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement, dated March 1, 2013 (the “MeNetwork Agreement”).  As consideration for the assumption of such liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of the Company, the Company agreed to issue an additional 750,000 shares of common stock to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of the Company.  As of September 30, 2013 the 750,000 shares are unissued but expected to be issued before fiscal year end (December 31, 2013).

Financial Restatement, Regulatory Reviews and Other Significant Recent Events

On February 6, 2013, the Company’s Board of Directors, after consultation with management, determined that the Company’s financial statements for the fiscal year ended December 31, 2011 (the "2011 Fiscal Year") as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"), and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the "2012 Fiscal Quarters", together with the 2011 Fiscal Year, the “Restatement Periods”) should no longer be relied upon and should be restated because of the Company’s characterization of the acquisition of the Spindle Mobile assets pursuant to the Spindle Mobile Agreement as an asset acquisition instead of a reverse capitalization. Accordingly, the restatement of the 2011Annual Report was filed with the Securities and Exchange Commission on August 6, 2013.  The restatement of the 2012 Fiscal Quarters was completed on September 20, 2013.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and nine months ended September 30, 2013 we generated $278,021 and $983,166, respectively, in revenues as a result of the Company launching its first payment and transactional platform. After factoring in cost of sales in the amount of $135,801 and $368,336 for the three and nine months ended September 30, 2013, respectively, which relate to commissions paid to the Company’s 130 independent sales agents, we realized a gross profit of $142,220 and $614,830 for the three and nine months ended September 30, 2013, respectively.  This compares to revenues during the three and nine months ended September 30, 2012 of $22,810 and $40,784, respectively, and costs of sales of $87 and $7,836 for the three and nine months ended September 30, 2012, respectively.  Gross profits during the three and nine months ended September 30, 2012 were $22,723 and $32,948, respectively.

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

For the three and nine months ended September 30, 2013, we incurred operating expenses in the amount of $885,501 and $2,882,740, respectively as compared to $556,194 and $1,165, 213 in total operating expenses for the three and nine months ended September 30, 2012. These amounts are comprised of $112,164 and $159,086 in depreciation and amortization expense related to our intellectual property and fixed assets; $26,534 and $95,543 in promotional and marketing; $162,784 and $520,945 in consulting fees; $20,896 and $55,988 in software and internet costs, $314,142 and $1,128,893 in salaries and wages; $26,505 and $79,515 in directors fees; $140,653 and $554,120 in professional fees; $48,049 and $84,865 in travel expenses, $12,786 and $51,491 in rent and $20,988 and $152,294 in general and administrative expenses, for the three and nine months ended September 30, 2013, respectively.

The increase in operating expenses is primarily the result of transaction specific consulting fees related to our acquisition of Parallel Systems Inc. and MeNetwork, Inc.  Additionally, our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated.  We expect this expense to continue and increase at a rate in direct proportion to our growth.  Our professional fees were significantly higher due to our acquisition activities, regulatory compliance and one-time expenses related to restatements of our annual and interim financial reporting.

Interest Income and Expense

During the three and nine months ended September 30, 2013, we recognized interest expense of $5,693 and $16,757, respectively. Our interest expense is partially offset by $1,947 and $3,882, respectively, in interest income for the same periods.  This compares to $4,606 and $14,334 in interest expense for the three and nine months ended September 30, 2012, offset by interest income of $1,871 and $5,611, respectively.

 Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three and nine months ended September 30, 2013 were $747,027 and $2,280,785, respectively.  Net losses are attributable to the Company’s recent acquisition and integration of PSI, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three and nine months ended September 30, 2012, we incurred net losses of $536,206 and $1,140,988, respectively.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2013 was $1,252,170, compared to $671,458 of cash used in operations during the comparable period ended September 30, 2012.  The increase in the use of cash for operating activities is primarily the result of transaction specific consulting fees related to our acquisition of Parallel Systems Inc. and MeNetwork, Inc.  Additionally, our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated.  We expect this use of cash to continue and increase at a rate in direct proportion to our growth.  Our professional fees were significantly higher due to our acquisition activities, regulatory compliance and one-time expenses related to restatements of our annual and interim financial reporting.

During the nine months ended September 30, 2013, net cash used by investing activities totaled $345,454, of which $9,016 was utilized in the purchase of fixed assets and $336,438 is attributable to labor costs related to our software development costs. During the comparable nine month period ended September 30, 2012, net cash used in investing activities totaled $241,461, of which we allocated $234,340 of our labor costs to additions in our software development costs and $7,121 in fixed assets.

During the nine months ended September 30, 2013, net cash provided by financing activities totaled $1,604,756, comprised of $1,732,322 which was received from investors purchasing shares of our common stock, $27,566 was utilized in the repayment of debt to non-related parties and $100,000 in debt repayment to related parties. In comparison, during the nine months ended September 30, 2012, financing activities provided $1,029,236 in cash, primarily obtained from $210,736 loaned by a related party and $818,500 which was received from investors purchasing shares of our common stock.

As of September 30, 2013, we had $138,716 of cash on hand, including $20,000 in restricted cash and working capital of $272,430.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation and the material weakness in our internal controls and procedures described above, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2013, the Company issued to two accredited investors a total of 200,000 shares of common stock at $0.50 per share for total cash proceeds of $100,000.00.  The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for issuing the securities, inasmuch as the offers and sales were in connection with a private offering of securities made solely to accredited investors that had access to all information of the Company that they requested.

During the three months ended September 30, 2013, the Company issued an aggregate of 117,500 shares of common stock as payment for services rendered with an estimated fair value of $117,499. The Company relied on Section 4(a)(2) of the Securities Act for issuing the securities, inasmuch as the offer and sale was a private offering of securities limited to the holders which had access to all information of the Company that they requested.

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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer	November 14, 2013
William Clark

19