Form 10-K
period 2013-12-31
SPINDLE, INC.
filed 2014-03-31
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-145088

SPINDLE, INC.
(Name of small business issuer in its charter)

Nevada	20-8242820
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

8700 East Vista Bonita Drive, Suite 260 Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 1-800-560-9198

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $25,580,435 as of June 30, 2013.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 25, 2014 was 37,611,315.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990)

SPINDLE, INC.

FORM 10-K

For the year ended December 31, 2013

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,   “believes,”   “expects,” “intends,”   “plans,”   “anticipates,”   “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Company History

Spindle was originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.” We were previously an online retailer of golf-related apparel, equipment and supplies and generated minimal revenues from that line of business.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, which was in the business of data processing, mobile payments and other related fields, in exchange for approximately 80% of the issued and outstanding common stock of the Company, which shares were distributed to the stockholders of Spindle Mobile pursuant to the terms and conditions of an Asset Purchase Agreement dated December 2, 2011 (the “Spindle Mobile Agreement”).  Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from “Coyote Hills Golf, Inc.” to “Spindle, Inc.” Since the acquisition of the Spindle Mobile assets, the Company has completed additional acquisitions, including, the acquisition of (1) substantially all of the assets of Parallel Solutions, Inc. (“Parallel”) used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”) on December 31, 2012, (2) substantially all of the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”) on March 20, 2013, and (3) as described below, the assets of Yowza International Inc.

On January 3, 2014 (the “Closing Date”), we acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application (the “Yowza Assets”), and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock.  Ten percent of the Aggregate Share Consideration is issuable to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions.  In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, has been deposited in escrow for a period of one year from the Closing Date.  The Indemnification Escrow is available to compensate Spindle pursuant to the indemnification obligations of Yowza!! under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Closing Date in the event Spindle is unable to collect the acquired outstanding accounts receivable of Yowza!! within 120 days after the Closing Date.

Business

Spindle is a mobile commerce company focused on small to medium businesses and their current and potential customers. We supply mobile marketing and payments products and services that enable merchants to attract and retain customers through the use of our proprietary platforms and systems. Spindle’s integrated payment and marketing services are available through a single mobile- or website-based interface that allows a merchant to simply and securely market to and transact business with new customers in as little as 10 minutes.

Spindle also delivers mobile products and services to consumers which enable them to discover new merchants, “subscribe” to their personal favorite merchants (creating a direct one-to-one connection between the merchant and the consumer), and make purchases using their mobile devices.

Mobile Commerce Market Dynamics

Mobile Commerce Market:

According to IDC Financial Insight’s Worldwide Mobile Payments 2012-2017 report, which presents a worldwide forecast of consumer and business spending through mobile networks over the next five years, worldwide purchase volume over mobile devices will surpass $1 trillion by 2017 (Source: IDC Nov 14 2012).

Mobile marketing spending is expected to reach $20 billion in 2015. That spending is expected to translate to $401 billion in transactional revenue sales in 2015 (Source: Mobile Marketing Association and IHS Global May 2013).

There are a variety of reports in the market place to demonstrate that mobile commerce spending, consisting of payments, offers, and loyalty solutions, is sharply on the rise. Nearly everything we do in today’s marketplace can be done via a mobile device. We believe that the use of mobile devices for business transactions is a trend that will increase as integrated and seamless solutions make these transactions commonplace.

Mobile Industry Problem:

Small and medium sized businesses, which we define as businesses with under $15 million in annual revenues and less than 250 fulltime employees, must attract and retain customers to keep their businesses viable. Small businesses also must compete with larger businesses that have the financial resources to develop mobile applications (apps) that drive consumer engagement and retention. According to the United States Census Bureau, there are approximately 6.5 million small and medium sized merchants located in the United States.  Due to limited resources, limited expertise, and a lack of turnkey mobile applications for use by small and medium sized businesses, we believe that the majority of merchants are at a competitive disadvantage in the rapidly evolving mobile economy.

The Spindle Solution:

Spindle has developed a product for small and medium sized businesses that combines the benefits of a commercial mobile marketing platform with a highly secure and full-function mobile payment platform. The combined platform separates Spindle from the current mobile solution suppliers who focus on just one of these functions. Spindle has built a platform that enables businesses and consumers to interact within a mobile environment and engage in commerce in real-time virtual and physical marketplaces. We believe that our mobile marketing and mobile payment applications can help to strengthen the relationship between a small or medium sized business (for example, a restaurant or boutique retailer) and its customers.

Spindle’s delivery of the combined marketing and payment service was made possible with the technology acquisition and software platform integration of MeNetwork, which we acquired in the first quarter of 2013. As a result of this acquisition, Spindle delivers products and services in the market in three ways:

• as a full service payment services provider, helping merchants and consumers consummate successful transactions using a mobile device;

• as a mobile marketing software-as-a-service (SaaS) branded the ”Yowza!!”, which is distributed and downloadable through the web, Apple, and Google; and

• as the complete mobile commerce solution provider with our ”Yowza!!360” product, which is a bundled solution sold to small and medium sized businesses, merchants, retailers, and channel partners that combines mobile marketing and mobile payment acceptance and processing solutions integrated at the point of sale.

1) Full Service Payment Service Provider

Businesses are looking for simple to use and efficient ways to obtain merchant accounts and process consumer card-based transactions.  We believe that “last mile” challenges related to the friction caused by antiquated financial services systems and outdated point of sale terminals can be corrected through mobile connectivity.  Spindle combines proprietary, device agnostic, and cloud based technologies with an automated and modernized approach to payment services for small and medium businesses that accept cards issued by Visa, MasterCard, American Express, Discover, and pre-paid and debit cards in addition to other payment services small and medium sized businesses may enjoy outside of these traditional services.

We accomplish our automation and efficiencies through a modern process which includes bearing the risk of underwriting merchants on our payment platform, streamlining processes via technology, and other proprietary approval guidelines that create a reduction in the time and cost in acquiring a merchant. As compared to a formal underwriting process, which is intrusive, manual and time consuming, we believe our technology addresses a broad audience of potential merchants by servicing lower margin merchants requiring competitive processing fees and higher margin merchants requiring instant approval.

2) Mobile Demand Marketing Platform

The Yowza!! Merchant Experience

With the “Yowza!!” Merchant Tool™, a small business, merchant, or retailer has access to a mobile marketing platform at a monthly price that removes the traditional financial barrier that may prevent smaller establishments from entering into mobile marketing. Using our “Yowza!!” Merchant Tool™, which is accessible from any cloud aware device or computer with an internet connection and available by downloading the application online at www.getyowza.com, www.spindle.com, various affiliate websites, channel partners, and from the Apple and Google stores, a small business, merchant, or retailer can create and initiate a timely and relevant mobile marketing campaign, subscription reward, or loyalty program to their mobile subscribers in under 3 minutes. Merchants have complete control over aspects of their campaigns which include publishing offers (incentives), events (promotions), and announcements which they create within the Yowza!! merchant interface. The Merchant Tool is also connected to popular social media channels including Facebook and Twitter supporting simultaneous publishing of offers in a variety of networks. We also enable content distribution through our platform interface to third party products in conjunction with edo (www.edo.com) and TruEffect (www.trueffect.com) to push (publish) direct consumer interaction outside of the Yowza!! community, thereby reaching over 25 million card linked and display advertising communities within the United States.

The Yowza!! Consumer Experience

Consumers play a critical role in mobile commerce. We have built the Yowza!! mobile marketing platform around the consumer’s evolving needs. The mobile application for consumers is downloadable via a subscribing merchant advertisement, our website and mobile destination, and Apple and Google stores. The application offers timely and relevant events at restaurants, retailers, bars, hotels, attractions, entertainment venues, spas, salons, and more. Upon downloading the application onto a mobile device (mobile phone, mobile tablet, or any mobile connected device) the application locates the user and presents the consumer with the names of nearby merchants who are currently posting (publishing) special offers, incentives, and events. Consumers may also “subscribe” to individual merchants and will receive a push notification each time their favorite merchant posts a timely and relevant promotion. If a consumer activates “Follow Me”, the Yowza!! will alert them when they’re within 3 miles of a merchant that has an offer or event in a category the consumer follows.

Yowza!! also makes it easy for consumers to earn, track, and redeem rewards from their favorite merchants, and to do it entirely on their mobile devices.  We believe we have within the Yowza!! platform a process which reduces the cost and increases the adoption and use of reward and loyalty programs verses traditional paper punch programs. The Yowza!! application manages loyalty program sign-up, progress tracking, reward redemption, and social media sharing to Facebook, Twitter, and our third party advertising networks.

3) Yowza!!360

We believe we solve a problem in mobile commerce through the integration of several disciplines including traditional, online and mobile marketing and payments. We have created a single platform which integrates these disciplines into a simple, mobile, and secure cloud based product called “Yowza!!360” which we make available to small and medium sized businesses, merchants, and retailers via downloading of the application to any cloud aware or connected device (mobile phone, tablet, point of sale (POS) register, cloud aware SaaS point of sale, etc.). Prior to “Yowza!!360”, consumers were required to download, learn, navigate, and manage multiple applications to locate merchants, review, track and earn loyalty rewards, make purchases, and share their discoveries with their community of friends, family, and colleagues. Merchants are without simple and affordable ways to join the mobile economy, facilitate mobile commerce transactions, and reach a network of active mobile consumers.  We believe “Yowza!!360” solves issues in mobile commerce with a combined single solution approach that attracts new consumers to merchants and through a single interface enables a merchant to attract, transact, incentivize and retain those consumers.

Merchants may process credit card and mobile payment transactions at the point of sale (POS) using the free Yowza!! Merchant application for Apple (iOS) and Google (Android) smartphones and tablets. Yowza!! Merchant, our product focused on micro merchants and retailers, includes a plug-in card swiper to facilitate easy card present acceptance.  Yowza!! Merchant also includes an integrated mobile payment option that allows consumers using the Yowza!! application to initiate a purchase directly from their mobile device via our integrated and cloud based mobile wallet. Our secured payment facilities, hosted by Amazon Web Services, are Payment Card Industry Level 1 certified and securely manage all sensitive credit card information end to end. Our products do not store any information related to card data or authorization on the device itself. Instead we use a proprietary process for uniquely identifying every transaction on or through our payment platform connecting the small business, merchant, or retailer with the consumer and the individual transaction.

For ease of use, consumers may store credit cards, debit cards, and bank information in the Yowza!! Wallet on the consumer application, and simply select and pay at any merchant subscribing to Yowza!! Merchant. As described above no credit card or transaction data is stored on the consumer’s device. Additionally no credit card data is shared with the merchant at the time of purchase. When a consumer decides to make a purchase, the transaction receives a unique identification, is paired with the consumer’s selected payment method, and the transaction is consummated entirely within our cloud based systems. An illustration of our technique is provided below:

Business Status

Spindle delivered its first product in the unattended payments market segment and has generated revenues from it since late May 2012.  Our entry into the unattended vending market came as a result of efforts at Bank of America Merchant Services, our sponsoring bank for merchant acquiring.  In November 2012 we began the process of internal architecture design, development certification, and deployment for distribution of our full service payment processing platform which required compliance with Federal and State regulations, Payment Card Industry certifications, risk management, and merchant underwriting functions, including end of month statement processes and settlement and funding capability. The result of this effort has enabled Spindle to earn sponsorship and registration with the card associations VISA, MasterCard, American Express, and Discover Card as a Payment Service Provider/Payment Facilitator. As a Payment Service Provider we enable small and medium sized businesses, merchants, retailers, and channel partners (ISO’s, VAR’s and resellers) to immediately bring onto the platform new merchants, qualify them, and issue a unique sub-merchant identification number. We are certified as a Payment Card Industry Level 1 Service Provider, which is the highest certification level by a processing platform. Payment Card Industry certifications are a requirement for delivering products and services as a payment processing platform (in our case, a Payment Service Provider) in the regulated and secure payment card processing industry. With our registered Payment Service Provider designation and sponsoring bank partner, Bank of America Merchant Services, we directly board sub-merchants under our processing connection to accept credit card payment transactions to service our participating small and medium sized businesses, merchants, and retailers. Additionally, for convenience, we process electronic checks and Automated Clearing House transactions for merchants and sub-merchants who request those services through our payment platform.

In the first quarter of 2013, we completed the asset acquisition of MeNetwork, a mobile marketing technology platform based in Denver, Colorado. In the time since, we have invested internal resources to integrate the Yowza!! mobile platform with the Spindle payment services platform while continuing to invent and enhance the overall commerce solution. As described above, the Yowza!! Merchant iOS and Android applications are also branded for customers or delivered under the Yowza!! brand which allows us to offer an instant payment processing merchant account for merchants using our service on mobile devices. We also supply every merchant boarded on the marketing service with a processing account which enables them to process payments for the redemption of offers delivered through the Yowza!! consumer application.

We are currently generating revenue through processing of payment card transactions and through monthly subscriber fees paid for the use of our Yowza!! products. We expect to generate revenue in 2014 from mobile payment processing delivered in the Yowza!!360 product.

As a result of our acquisition of Yowza!!, we anticipate merging the couponing features and functionality of the Yowza!! product into our current Yowza!! platform. We believe this will add value to our overall solution for merchants and consumers who engage in mobile transactions via offers and couponing promotions.

Our Growth Strategy

Sales

Spindle supplies services to three categories of customers: 1) individual consumers, who we sometimes refer to as “buyers”; 2) individual businesses, which we sometimes refer to as “merchants” or “sellers”; and 3) third party resellers (advertising and content media companies, financial institutions and other resellers such as SaaS based point of sale companies). We derive revenue from the sale of our services to merchants and reseller partners. The services enable merchants to attract, market to, and retain their customers though our advertising platform as well as to process payments for goods and services sold to consumers through a face-to-face transaction using the Yowza!! platform, website based shopping cart, or by accepting card swipe transactions on the Yowza!! Merchant or enabled reseller mobile app.

We reach merchants in two ways, either by direct sales or by indirect sales through reseller channels. Direct sales are derived using employees and contract labor, web or app store traffic, and by viral methods such as referrals from our customers and merchants. Additionally we have signed several reseller agreements to extend our reach into specialized markets such as mobile advertising and display, micro mobile merchant aggregation via physical cellular locations (mPOS), independent sales offices (ISOs), SaaS based point of sale (POS), and website merchant services (eCommerce). We consider our reseller agreements to be “indirect” sales. These originate from internal sales efforts where Spindle will enable technology and/or its marketing and payment systems bundled with the reseller’s products. In some cases our systems carry the Yowza!! brand or in other cases they are branded under the reseller’s name, imaging, and logos.

Spindle has signed agreements with a number of resellers, some of which resell the Yowza!! Merchant branded solution and others, who we designate as “white label” partners, who place their brand on the product. Resellers represent a way to leverage the benefits of Spindle’s technology and the reseller’s product in a single product offering. Contracting with resellers is one of the core tenants of Spindle’s growth plans.  For 2014 Spindle will focus on the joint development projects needed to create the connection between our systems and the reseller. These projects connect our reseller’s systems to Spindle’s payment processing platform so they can sell a combined service to their customers. No single reseller represents more than 20% of our revenue.

Acquisitions

We expect to grow not only through the addition of merchants using our products and services, but by means such as acquisitions.  We have made acquisitions over the past two years, including the acquisition of Parallel Solutions Inc. in the fourth quarter of 2012, MeNetwork in the first quarter of 2013 and Yowza!! in the first quarter of 2014.We will continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology. Our acquisitions have been consummated through the issuance of a combination of our common stock and cash.

Government Regulation

We are subject to regulations that affect the electronic payment industry in which our service is used. In particular, the banks and financial institutions that we provide services to are subject to regulations applicable in the United States and abroad, and, consequently, we may be affected by such regulations.  Regulation of the financial services industry has seen rapid change in recent years, including the passage of the Patriot Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including the Durbin Amendment (the “Dodd-Frank Act”).  The Dodd-Frank Act establishes regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Dodd-Frank Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” We believe that, as a small issuer with less than $10 billion in consolidated assets, our payment service is exempt from this provision of the Dodd-Frank Act.  If at any time these regulations should change there would be an impact on our business model due to the costs of compliance with such regulations.

Additionally, the Dodd-Frank Act provides that neither an issuer nor a payment card network may establish exclusive debit network arrangements or inhibit the ability of a merchant to choose among different networks for routing debit transactions. Under alternative rules proposed by the Federal Reserve, either (1) a debit card would meet the requirements of the Dodd-Frank Act as long as it could be used in at least two unaffiliated networks, or (2) each debit card would be required to function in at least two unaffiliated networks for each method of authorization that the cardholder could use for transactions (i.e., two signature and/or two PIN networks).

The Dodd-Frank Act also created two new independent regulatory bodies in the Financial Reserve System. The Consumer Financial Protection Bureau has significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products; although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations. The Financial Stability Oversight Council is tasked, among other responsibilities, with identifying “systemically important” payment, clearing and settlement systems that will be subject to new regulation, supervision and examination requirements, although it is not clear whether Spindle would be deemed “systemically important” under the applicable statutory standard. If Spindle were deemed “systemically important,” it could be subject to new risk management regulations relating to its payment, clearing, and settlement activities. New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements. In addition, a “systemically important” payment system could be required to obtain prior approval from the U.S. Board of Governors of the Federal Reserve System or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payment system. These developments or actions could increase the cost of operating our business and may make payment card transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.

Spindle is also required to comply with Payment Card Industry data protection policies. Spindle employs an external Payment Card Industry audit firm to ensure that we are following best practices and have the required system reviews. Spindle is currently certified by Trustwave Holdings, Inc. to operate as a Service Provider at Level 1, which is the highest certification.

Intellectual Property

Spindle’s intellectual property portfolio supports and enhances our enterprise payment solutions, which is developed both internally and through acquisition.  Spindle owns 4 patents and it has an additional 2 patent applications pending with the United States Patent & Trademark Office (U.S.P.T.O) and 3 applications in various stages of completion. Our patent portfolio plays an integral role in technology platforms and services we believe foundational to the methods used in networked payments. The patent portfolio includes one continuation patent in a family of patents related to “Processing Payment on the Internet” now pending with the U.S.P.T.O.  The issue date and expiration date of our issued US patents are included in the table below.

U.S. Patent No.	Issue Date	Expiration Date	Filing Date	Title
5,822,737	10-13-1998	10-13-2018	02-05-1996	Financial Transaction System
5,963,917	10-05-1999	10-05-2019	10-05-1998	Financial System of Computers
5,991,738	11-23-1999	11-23-2019	11-12-1997	Automated Credit Card Processing
6,381,584	04-30-2002	04-30-2022	09-07-2000	Computers in a Financial System

Employees

Spindle currently employs 20 employees, including executive management, sales (including channel management), client services, technology development and IT infrastructure management, technical administration and implementation, and reception. We outsource some of our core technology development. We have no labor union contracts and believe relations with our employees are satisfactory.

ITEM 1A - RISK FACTORS.

An investment in our common stock is speculative and involves a high degree of risk, including lack of liquidity, substantial and immediate dilution, and potential loss of an investor’s entire investment.  In addition to the general investment risks described throughout this report, investors should carefully consider the risks identified below.  Although the Company believes these risks are the most significant as of the date of this report, investors should nevertheless realize that factors other than those set forth below may ultimately affect an investment in our common stock in a manner and to a degree which cannot be foreseen at this time.  We make no representation that the following risks represent all of the risks associated with an investment in our common stock.

Risks Related to our Business

We have incurred losses since our inception and cannot assure you that we will achieve profitability.

The Company has an accumulated deficit of $6,330,395 and $2,616,613 as of December 31, 2013 and 2012, respectively.  The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.

These factors create a substantial doubt about our ability to continue as a going concern and our auditors have included a going concern qualification in their report on our audited financial statements.

We are in the early stages of our operations and have a limited operating history. Therefore, there is limited historical or current operating information upon which an investor can base an investment decision.

Following the acquisition of certain assets and intellectual property from Spindle Mobile, Inc. (“Spindle Mobile”) in December 2011, we began generating revenues from our operations during the quarter ended December 31, 2011.  We have a limited operating history on which to base an evaluation of our business and prospects.  For example, we are in the early stages of building our sales and marketing strategy and organization. Our operations and development are subject to all of the risks inherent in the growth of an early stage company such as fluctuations in expenses, competition, lack of operating capital, an inability to keep pace with rapid technological changes in the electronic payment processing market and lack of demand for our technology.

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

The revenues we earn are not adequate to either sustain or expand our operations.  During the year ended December 31, 2013, we earned $1,313,621 in revenues but our cost of sales and total expenses totaled $4,943,989 resulting in a net operating loss of $3,713,782.  We require additional working capital to support our business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Pressures from competitors with more resources may limit our market share, our ability to become profitable, and our growth.

We operate in the highly fragmented and very competitive electronic payment processing and mobile marketing industries.  We do not currently represent a significant presence in either of these industries.  Our competitors include large organizations, such as PayPal and Amazon, as well as other newly emerging organizations. Some of our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in the requirements or preferences of our channel partners, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. Some of our competitors are also significantly larger and have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies and enabled new competitors to emerge in our markets. In addition, we may face competition from solutions developed internally by our channel partners.  Because price and related terms are key considerations for many of our channel partners, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. To the extent we cannot compete effectively, our market share and, therefore, our ability to become profitable and to grow our business, could be materially adversely affected.

We need to continue to develop our direct sales force in order to obtain new customers. If we cannot successfully hire and develop direct sales personnel, our growth will be impeded.

Our performance depends on our ability to successfully sell our services to channel partners such as banks, cellular carriers, and other third party companies looking to offer a mobile payment solution by purchasing our software-as-a-service platform rather than building an in-house solution.  We believe that our future growth will depend on the continued development of our direct sales force and their ability to obtain new customers, particularly large enterprise customers, and to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New sales personnel require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our software and services will suffer and our growth will be impeded.

Our business is dependent upon our ability to attract and retain skilled personnel. If we are unsuccessful in our recruiting efforts or if we lose the services of skilled personnel, our business will be adversely affected.

The success of the Company is dependent to a significant degree upon the skill and experience of its founders and other key personnel including Bill Clark, Kevin McNish, Sean Tate and others. The loss of the services of any of these individuals could adversely affect the Company’s business. The Company cannot assure prospective investors that it would be able to find adequate replacements for these key individuals. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees, who are in great demand. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

The financial services industry is the subject of increasing regulatory focus, which may result in the imposition of costly new compliance burdens on us and our channel partners and may lead to increased costs and decreased transaction volumes and revenue, which could have a material adverse affect on our business and results of operations.

Regulation of the financial services industry has seen rapid change in recent years, including the passage of the Patriot Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), including the Durbin Amendment. We are subject to regulations that affect the electronic payment industry in which our service is used. In particular, the banks and financial institutions that we provide services to are subject to regulations applicable in the United States and abroad, and, consequently, we are at times affected by such regulations.

Increased regulation may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely influence our financial performance. Similarly, increased regulation of our channel partners may cause them to reduce the volume of transactions processed through our systems, which could reduce our revenues materially and adversely influence our financial performance. Finally, failure to comply with the laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our reputation, results of operations and overall business.

The Dodd-Frank Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.

The Dodd-Frank Act recently enacted in the United States establishes regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Dodd-Frank Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” We believe that, as a small issuer with less than $10 billion in consolidated assets, our payment service is exempt from this provision of the Dodd-Frank Act.  If we are not exempt from this provision of the Dodd-Frank Act of if the law is changed so that it applies to small issuers, our business, financial condition and results of operations could be materially adversely affected.

Additionally, the Dodd-Frank Act provides that neither an issuer nor a payment card network may establish exclusive debit network arrangements or inhibit the ability of a merchant to choose among different networks for routing debit transactions. Under alternative rules proposed by the Federal Reserve, either (1) a debit card would meet the requirements of the Dodd-Frank Act as long as it could be used in at least two unaffiliated networks, or (2) each debit card would be required to function in at least two unaffiliated networks for each method of authorization that the cardholder could use for transactions (i.e., two signature and/or two PIN networks). Some of Spindle’s services will use a debit card or prepaid card product for consumer funds. Should there be additional legal challenges in the credit card processing industry or other laws such as the Dodd-Frank Act, Spindle may be restricted in the services it can provide.

The Dodd-Frank Act also created two new independent regulatory bodies in the Financial Reserve System. The Consumer Financial Protection Bureau will have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products; although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations. The Financial Stability Oversight Council is tasked, among other responsibilities, with identifying “systemically important” payment, clearing and settlement systems that will be subject to new regulation, supervision and examination requirements, although it is not clear whether Spindle would be deemed “systemically important” under the applicable statutory standard. If Spindle were deemed “systemically important,” it could be subject to new risk management regulations relating to its payment, clearing, and settlement activities. New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements. In addition, a “systemically important” payment system could be required to obtain prior approval from the U.S. Board of Governors of the Federal Reserve System or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payment system. These developments or actions could increase the cost of operating our business and may make payment card transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.

If issuers, acquirers and/or merchants modify their business operations or otherwise take actions in response to this legislation which have the result of reducing the number of debit transactions we process or the network fees we collect, the Dodd-Frank Act could have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. Failure by our channel partners or by us to adjust our strategies successfully to compete in the new environment would increase this impact.

General economic and political conditions may adversely affect trends in consumer spending, which would have an adverse effect on our results of operations.

The electronic payment industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment and changes in interest rates) and continuing political gridlock in Congress, which has resulted in a failure to extend unemployment benefits or to raise the minimum wage, may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands.  Any such reduction would have an adverse effect on our results of operations.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our processing systems may experience service interruptions as a result of process or other technological malfunction, fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events, the probability or severity of which cannot be determined or predicted by the Company. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Our visibility in the global payments industry may also attract terrorists, activists or hackers to attack our facilities or systems, leading to service interruptions, increased costs or data security compromises. Additionally, we rely on third-party service providers for the timely transmission of information across our data transportation network. Inadequate infrastructure in lesser developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or ability to achieve profitability.

Account data breaches involving card data stored by third parties or us could adversely affect our reputation and revenue.

We, our channel partners, merchants, and other third parties store cardholder account and other information in connection with payment cards bearing our brands. In addition, our channel partners may sponsor third-party processors to process transactions generated by cards carrying our brands and merchants may use third parties to provide services related to card use. Although the Company uses what it believes to be industry standard, reasonable security precautions and protections, a breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving cards carrying our brands, damage the reputation of our brands and lead to claims against us. In recent years, there have been several high-profile account data compromise events involving merchants and third party payment processors that process, store or transmit payment card data, which affected millions of MasterCard, Visa, Discover and American Express cardholders. As a result of such data security breaches, we may be subject to lawsuits involving payment cards carrying our brands. While most of these lawsuits would not involve direct claims against us, in certain circumstances, we could be exposed to damage claims, which, if upheld, could materially and adversely affect our profitability.

Any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of payment processing services, which in turn could have a material adverse impact on our transaction volumes, revenue and prospects for future growth, or increase our costs by leading to additional regulatory burdens being imposed upon us.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our technology and services could decline, which could reduce our revenue and income or limit our future growth.

The payment card industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. In addition, our ability to implement new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes, by the complexity of our systems or by intellectual property rights of third parties. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.  If we are unable to do this, our revenue may decline and our future growth may be limited.

As we continue to grow and to develop our intellectual property, we expect to receive notifications from competitors alleging infringement of intellectual property.  We may incur substantial costs as a result of litigation or other proceedings relating to intellectual property rights and our commercial activities could be disrupted.

We and/or the entities we have acquired have received notices or inquiries from other companies suggesting that we may be infringing their intellectual property and that we will be required to license use of the intellectual property to avoid infringement.  As we continue to grow and to develop our intellectual property, we expect to receive such notices. If we cannot resolve such matters, the cost to us of litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management’s attention from our day-to-day operations.  Some of our competitors may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we may be required to pay monetary damages; stop commercial activities relating to our product; obtain one or more licenses in order to secure the rights to continue marketing certain products; or attempt to compete in the market with substantially similar products.  Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

Spindle must rely on banks or other payment processors to process transactions, and therefore, must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Spindle’s payment card processors have the right to pass any increases in interchange fees and assessments on to Spindle as well as increase such processor’s own fees for processing. Increases in interchange fees and assessments could increase Spindle’s operating costs and reduce its profit margins. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize Spindle’s competitive position against traditional credit and debit card processors.

Spindle is required by its processors to comply with payment card network operating rules, and Spindle has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by Spindle or Spindle’s channel partners. The payment card networks set and interpret the card rules. Payment card networks could adopt new operating rules or re-interpret existing rules that Spindle or its processors might find difficult or even impossible to follow, or costly to implement. As a result, Spindle could lose its ability to give customers the option of using payment cards to fund their payments. If Spindle were unable to accept payment cards, its business would be seriously damaged.

Spindle is also required to comply with special operating rules enacted by the payment card networks for payment service providers and payment facilitators. Spindle and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the discretion of the payment card networks. Spindle also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, Spindle must either prevent such merchants from using Spindle or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants.

System failures or slowdowns, security breaches and other problems could harm our reputation and business, cause us to lose our channel partners and revenue, and increase our service costs.

Our business is based upon our ability to securely, rapidly and reliably receive and transmit data through our systems. One or more of our platforms could slow down significantly or fail, or be breached, for a variety of reasons, including:

1.  failure of third party equipment, software or services utilized by us,

2.  undetected defects or errors in our software programs, especially when first integrated into production,

3.  unexpected problems encountered when integrating changes, enhancements or upgrades of third party equipment or software with our systems,

4. computer viruses,

5. inability to secure Payment Card Industry compliance certification at the required level to operate as a registered PSP/PF

6. natural or man-made disasters disrupting power or telecommunications systems generally, and

7. damage to, or failure of, our systems due to human error or intentional disruption such as physical or electronic break-in, sabotage, acts of vandalism and similar events.

We may not have sufficient redundant systems or backup telecommunications facilities to allow us to receive and transmit data in the event of significant system failures. Any significant security breach degradation or failure of one or more of the sub-systems on which we rely, including the networks of our vendors and customers, could disrupt the operation of our network and cause our channel partners to suffer delays in transaction processing, which could damage our reputation, increase our service costs, or cause us to lose channel partners and revenues.

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

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Under Rule 144, a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which can be 6 months or 1 year, depending on various factors. However, when the reporting company has previously been a shell company, as we were prior to the acquisition of assets from Spindle Mobile, Rule 144 is unavailable for the resale of securities until the following conditions have been met:

• The issuer of the securities that was formerly a shell company is subject to the reporting requirements of Sections 13 or 15(d) of the Exchange Act and has ceased to be a shell company; and

• At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company, including audited financial statements (“Form 10 Information”).

The transactions completed by the Spindle Mobile Agreement have been accounted for as a reverse capitalization, thereby requiring the filing of Form 10 Information. Furthermore, as of the date hereof, we are not subject to the reporting requirements of Sections 13 or 15(d) of the Exchange Act, which is an additional requirement that shell companies (or former shell companies) must meet before holders of their restricted securities may sell pursuant to Rule 144.  As a result, stockholders who receive our restricted securities will not be able to sell them pursuant to Rule 144 without registration until at least one year following the date on which Form 10 Information has been filed with the SEC (the “One Year Anniversary Date”), and then only if we become subject to the reporting requirements of Sections 13 or 15(d) of the Exchange Act and if and for so long as we have complied with our reporting requirements in the 12 months immediately prior to the One Year Anniversary Date. While the Company believes the equivalent of Form 10 Information was filed with the SEC on August 6, 2013 in the Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, there is no assurance that the Company will meet the other requirements for the availability of Rule 144 or that, if we have met them, we will continue to do so.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell some or all of their shares of common stock pursuant to the safe harbor of Rule 144 under the Securities Act, subject to its availability and certain limitations thereunder, or pursuant to the exemption from registration provided by Section 4(1) of the Securities Act. In general, pursuant to Rule 144 as in effect as of the date of this report, a shareholder (or shareholders whose shares are aggregated) who has satisfied the applicable holding period and is not deemed to have been one of our affiliates at the time of sale, or at any time during the three months preceding a sale, may sell their shares of common stock; provided that, (1) one year has elapsed since the filing of Form 10 Information; (2) the Company is subject to the Exchange Act reporting requirements and (3) the Company is current in its Exchange Act reporting requirements.  In addition, Section 4(1) of the Securities Act provides an exemption from registration under the Securities Act for transactions by any person other than an issuer, underwriter or dealer, and such exemption may be an available exemption to certain shareholders desiring to resell their shares of Spindle, albeit without the safe harbor provided by Rule 144. SEC registration of re-sales of Spindle shares may also increase the amount of shares eligible for resale.  Any substantial sale, or cumulative sales, of our common stock pursuant to Rule 144 or Section 4(1) under the Securities Act or pursuant to any resale registration statement may have a material adverse effect on the market price of our securities. As of the date of this report, approximately 2/3 of our outstanding shares of common stock would be eligible for resale pursuant to Rule 144 if and when Rule 144 becomes available to shareholders of the Company.

Our shares of common stock are subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, holders of our common stock may find it difficult or may be unable to sell their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Because we are a small, unproven company, stockholders may find it difficult to sell their common stock in the public markets.

Our common shares are currently traded on the OTCQB under the symbol “SPDL”. The number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in our securities.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Future issuances of our preferred stock could dilute the voting and other rights of holders of our common stock.

Our board of directors has the authority to issue shares of preferred stock in any series and may establish, from time to time, various designations, powers, preferences and rights of the shares of each such series of preferred stock. Any issuances of preferred stock may have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company and may adversely affect the voting and other rights of the holders of common stock.

As a result of the restatement of our financial statements as filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and for each of the 2012 fiscal quarters, resulting from a re-characterization of the Spindle Mobile acquisition as a reverse capitalization, there is a presumption that Company’s internal control over financial reporting as of such periods were ineffective.  In addition, the Company believes that its disclosure controls and procedures as of each of the 2012 and 2013 fiscal quarters were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties. This may cause investors to lose confidence in our financial reporting and have an adverse effect on the trading price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and the principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. As a result of characterizing the Spindle Mobile asset acquisition as a reverse capitalization requiring a restatement of the Company’s financial statements as of December 31, 2011 and for each of the 2012 fiscal quarters, there is presumption that the Company’s internal control over financial reporting as of December 31, 2011, as well as for the quarters ended March 31, 2012 and 2013, June 30, 2012 and 2013 and September 30, 2012 and 2013, were ineffective due to the Company’s limited resources and personnel, resulting in limited segregation of duties.  Because of this material weakness, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock could decline.

Once we become subject to the reporting requirements of Sections 13 and 15(d) of the Exchange Act, if we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Our directors, executive officers and controlling persons as a group have significant voting power and may take actions that may not be in the best interest of shareholders.

Our directors, executive officers and controlling persons as a group own approximately 24% of our common stock.  They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to the remaining stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

ITEM 1B - UNRESOLVED STAFF COMMENTS

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 2 - PROPERTIES

We have offices in Scottsdale, AZ, Park City, UT, and Dallas, TX. Our headquarters are located at 8700 E Vista Bonita Dr., Suite 260, Scottsdale, AZ 85255. In addition, we have sales offices in Park City, UT located at 750 Kearns Blvd, Suite 150, and Dallas, TX located at 2458 West Creek Drive, Frisco, TX 75033. Our corporate headquarters consists of approximately 4,881 square feet of office space that we lease from Brentwood Scottsdale, LLC at a rate of $6,203 per month.  The lease term is 40 months.  Our Park City location consists of approximately 1,301 square feet of office space that we lease from Pete DeSoto Real Estate, Inc. at a rate of $2,060 per month.  The lease has a term of 36 months.  Our Texas location consists of approximately 120 square feet of office space that we lease from The Harty Land Company at a rate of $550 per month.  The lease has a term of 6 months.  We believe that all of the premises we occupy are suitable for our current operations.

Management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

On or about December 6, 2012, Spindle Mobile, John Devlin, Glenn Bancroft, David Ide (each of which are directors of the Company) and their spouses (the “Defendants”) were notified of a lawsuit brought by Mark Ogram and the Rod Living Trust (the “Plaintiffs”) in the Superior Court of the State of Arizona, County of Pima seeking relief for (1) breach of contract and (2) conversion of property related to the transactions with the Company with respect to the Spindle Mobile Agreement.  On November 27, 2013, we issued 1,424,075 shares of our common stock, with an estimated fair value of $712,038, to settle this litigation.

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

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock, $0.001 par value per share, has been quoted on the OTCQB marketplace operated by OTC Markets Group, Inc. under the symbol “SPDL” since January 18, 2012.  The following table sets forth the quarterly high and low reported last bid prices for our common stock during each quarter of fiscal years 2013 and 2012.  Our stock is thinly traded, and there is currently no active market in the trading of our stock.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2012	$2.25	$0.01
June 30, 2012	$2.25	$1.50
September 30, 2012	$2.25	$1.80
December 31, 2012	$3.00	$1.50
March 31, 2013	$1.70	$1.70
June 30, 2013	$1.70	$0.99
September 30, 2013	$1.02	$0.35
December 31, 2013	$1.92	$1.88

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

Holders

As of March 25, 2014, Spindle, Inc. has approximately 37,611,315 shares of $0.001 par value common stock issued and outstanding, held by 293 individuals.  Our Transfer Agent is Manhattan Transfer Registrar Company, Inc., 57 Eastwood Road Miller Place, NY 11764.

Securities Authorized for Issuance under Equity Compensation Plans

In 2012, the Company’s Board of Directors adopted the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to employees, directors and consultants of the company. There are 3,000,000 shares of common stock currently reserved for issuance under the Plan.

The Plan became effective as of October 9, 2012 upon adoption by the Board of Directors, and was approved by the stockholders holding of a majority of the shares of entitled to vote thereon on October 29, 2012 at the Company’s annual meeting. Unless previously terminated, the Plan will terminate 10 years after the earlier of (i) the date the Plan was adopted by the Board of Directors, or (ii) the date the Plan was approved by the stockholders. The types of awards permitted under the Plan include qualified incentive stock options (ISOs), non-qualified stock options, and restricted stock. Each option will be exercisable at such times and subject to such terms and conditions as the Board of Directors may specify. Stock options generally vest over three years and expire no later than ten years from the date of grant. As of December 31, 2013, options to purchase up to 2,265,000 shares of common stock have been granted of which 1,365,750 are vested.

The following table summarizes information about stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	2,265,000	1.77	$0.50	1,365,750	$0.50

Recent Sales of Unregistered Securities

On November 27, 2013, we issued 1,424,075 shares of our common stock, with an estimated fair value of $712,038, to settle litigation filed by two plaintiffs relating to liabilities incurred by Spindle Mobile.  The Company relied on Section 4(a)(2) of the Securities Act to issue the common stock inasmuch as the transaction did not involve a public offering within the meaning of Section 4(a)(2) of the Securities Act, since (a) the transaction involved a limited number of persons; (b) each person took the securities as an investment for his or its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement; and (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment.

During the fourth quarter, 2,805,000 shares of our common stock were sold resulting in cash proceeds of $1,402,500.  We also issued 390,631 shares of our common stock with an aggregate fair value of $781,263 as payment for professional fees and services.

ITEM 6 - SELECTED FINANCIAL DATA

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included in this report.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Spindle’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; the accuracy of our accounting procedures and other estimates; the Company’s future financial and operating results, cash needs and demand for services; and the Company’s ability to maintain its permits and licenses. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (“Spindle Mobile”), as described below, we generated minimal revenues from that line of business.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of our issued and outstanding common stock of the Company, which shares were distributed to the stockholders of Spindle Mobile, pursuant to the terms and conditions of an Asset Purchase Agreement (the “Spindle Mobile Agreement”).

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from “Coyote Hills Golf, Inc.” to “Spindle, Inc.” Additionally, we increased our authorized capital from 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, and 50,000,000 shares of preferred stock, $0.001 par value.  The actions were approved on November 11, 2011 by the consent of the majority stockholders who represented 90% of our issued and outstanding common stock, and were effective on of December 2, 2011.

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the “Parallel Indemnification Escrow”) and 100,000 shares (the “Parallel Deferred Consent Escrow”) were deposited in escrow with our transfer agent.  The Parallel Indemnification Escrow was released on January 23, 2014. On October 29, 2013, the Parallel Deferred Consent Escrow was released to Parallel after certain specified contract assignments and residual revenue streams were assigned to the Company pursuant to the Parallel Agreement.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, on October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a current director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement.

On January 3, 2014, pursuant to the terms of an Asset Purchase Agreement dated December 10, 2013, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Y Dissolution, Inc., a Delaware corporation (formerly known as Yowza International, Inc.) (“Yowza”), used in connection with the business of providing retail coupons through a mobile application, in exchange for $500,000 and the Closing Share Consideration (defined below).  As consideration for the acquisition of assets and assumption of liabilities, the shareholders’ of Yowza received an aggregate of 1,642,000 shares of common stock of Spindle (the “Closing Share Consideration”), of which 197,052 shares are being held in escrow for a period of one year from the closing date of the acquisition for the purposes of satisfying any indemnification claims.

As a result of the acquisitions described above, we have developed products and services that combine the benefits of a commercial mobile marketing platform with a highly secure and fully-functioning mobile payment platform.  Our services are targeted primarily to small and medium sized businesses, which we define as businesses with less than $15 million in annual revenues and less than 250 fulltime employees, because these businesses may not have the financial resources to invest in the development of marketing applications for use with mobile devices.  We generate revenue through processing payment card transactions and through monthly subscriber fees paid by small and medium sized businesses for the use of our MeNetwork products.

Because we are still growing our business, we do not earn enough revenue to support our operations and we are not profitable.  To date, we have funded our operations through sales of our equity securities and loans from related parties.  We cannot guarantee that we will ever be profitable.

Results of Operations

Comparison of Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. During the year ended December 31, 2013, we generated a total of $1,313,621 in revenues and incurred $563,478 in cost of sales, which produced a gross profit of $750,143. In the period ended December 31, 2012, we generated $63,711 in gross profit.

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

We are currently in the early stages of implementing our business plan , as a result, our expenses are primarily related to bringing our technology to market. At this time, we expect to continue to incur professional and consulting fees in our efforts to commercialize our technology for at least the next 6 to 9 months.

During the year ended December 31, 2013, operating expenses totaled $4,380,511.  Comparatively, in the period ended December 31, 2012, we incurred $2,372,613 in operating expenses.  Depreciation and amortization was $244,818 and $51,567 for the years ended December 31, 2013 and 2012, respectively.   General and administrative expenses were $242,248 in 2013 compared to $45,041 in 2012.  Software and internet costs in 2013 were $66,918 compared to $38,686 in 2012.  Consulting expenses increased from $492,410 in 2012 to $1,013,917 in 2013, which included retainers and one time common stock expenses for rendered services.  Salaries, wages, and benefits increased from $964,742 in 2012 to $1,498,446 for the period ending December 31, 2013 due to the increase in client services, management, and internal development resources, which included a non-cash stock option expense of $234,266.  Director’s fees of $200,850 in 2013 represented the amortization of stock compensation expense related to stock option grants.  Promotional and marketing expenses decreased from $84,641 in 2012 to $81,783. Travel expenses increased to $119,436 in 2013 from $73,674 in 2012.  Rent also increased in 2013 to $63,368 from $32,942 in 2012.  Professional fees increased from $588,910 in 2012 to $808,882 of which, approximately 75% of total fees billed related to our merger & acquisition activities and are anticipated to be onetime expenses.

Other Expense

Net loss on settlement in the amount of $63,864 for the fiscal year ended December 31, 2013 relates to the issuance of 1,424,075 previously authorized shares of the Company’s common stock held in escrow in connection with our Net MoneyIn (“NMI”) acquisition in 2011.   The release of shares occurred as a result of a full and final settlement agreement dated November 27, 2013. Pursuant to the agreement, we agreed to release a total of 800,000 of the aforementioned shares and forgive two notes receivable acquired through our acquisition of NMI with a total balance of principal and interest totaling $302,625. In addition we agreed to issues the remaining 624,075 escrowed shares in settlement of a note payable previously assumed by our chief executive officer and a director, together with accrued interest totaling $238,761. In exchange for the shares, notes receivable in the aggregate amount of $302,625 and a note payable of $238,761 (including accrued interest) held by the plaintiffs in the legal action were extinguished and a release from claims was executed between the parties.

We recognized interest expense on notes payable for the year ended December 31, 2013 of $23,642 compared to $18,940 for the year ended December 31, 2012. The increase in expense year over year is directly related to an increase in our debt financing and is primarily due to related parties. As we continue to implement our business plan, we anticipate utilizing debt financing as a component of our overall capitalization strategy and therefore we will continue to recognize interest expense in the near term.

Net Losses

Our net loss for the year ended December 31, 2013 was $3,713,782 compared to a net loss of $2,320,361 for the year ended December 31, 2012. We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may be profitable.

Liquidity and Capital Resources

Cash used in operating activities during the year ended December 31, 2013 was $1,815,552 compared to $1,010,025 for the year ended December 31, 2012.

Cash used in investing activities was $528,877 during the year ended December 31, 2013, specifically related to the purchase of capitalized software and domain names. Comparatively, cash used in investing activities was $388,922 in the period ended December 31, 2012.  The cash was used for the purchase of fixed assets.

During the year ended December 31, 2013, net cash provided by financing activities totaled $2,993,059, of which $3,165,625 was received from investors purchasing shares of our common stock, partially offset by repayment of notes payable to related parties and net settlement of notes payable and notes receivable.  In comparison, during the period ended December 31, 2012, financing activities provided $1,507,422 in cash, primarily from sales of our common stock and the proceeds of notes payable to related parties.

As of December 31, 2013, we had $700,323 of cash on hand. Our management does not believe this amount is will be sufficient to maintain our operations for the next 12 months. We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty.  In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Please see Note 2 to our financial statements for a more complete description of our significant accounting policies.

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

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method utilizing budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of products or services the Company recognizes revenues based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Restatement. On February 6, 2013, the Board of Directors of the Company, after consultation with management, determined that the Company’s financial statements for the 2011 Fiscal Year as included in the Company’s 2011 Annual Report, and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the 2012 Fiscal Quarters should no longer be relied upon and should be restated because of the Company’s accounting treatment with respect to the Spindle Mobile Acquisition as an asset acquisition instead of a reverse capitalization and to revise the date of the Company’s inception from January 8, 2007 to January 14, 2011.  Despite the implications that the restatement has on the Company’s internal controls and procedures and disclosure controls and procedures, since the accounting treatment with respect to the Spindle Mobile Acquisition results primarily from the Company’s prior status as a “shell company”, it believes that the material weakness identified is limited solely to the accounting treatment used in connection with this transaction and therefore is not a recurring deficiency.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer, who is also our chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on his evaluation, he concluded that our disclosure controls and procedures were ineffective.  The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets for the names and ages of our directors and executive officers:

Name	Age	Position
William Clark	56	President, Chief Executive Officer, Principal Financial Officer and Director

John Devlin	70	Secretary, Treasurer, Chairman of Audit Committee and Director

Glenn Bancroft	58	Chairman of Compensation Committee, Co-Chairman, Board of Directors and Director

David Ide	40	Co-Chairman, Board of Directors

John Reardon	47	Director

Ashton Craig Page	56	Director

Background of Executive Officers, Directors, Promoters and Control Persons

William Clark has served as our President and Principal Financial Officer since January 18, 2012, as our Chief Executive Officer since April 17, 2013 and as a director since February 27, 2014. He joined the company in 2011, and through his leadership, the Company has delivered a unique mobile commerce solution that combines multiple aspects of mobile payments and mobile marketing technologies, which Mr. Clark spearheaded by combining the Company’s custom built payment platform with capabilities acquired through targeted acquisitions of four leading technology companies. Before joining Spindle, Mr. Clark served as executive vice president and general manager for Apriva’s Point of Sale division, where he led Apriva’s expansion to become North America’s leading provider of wireless payment technology. Prior to Apriva, Mr. Clark served as general manager of wireless products for First Data Merchant Services. During his 17 year tenure with First Data, he pioneered the delivery and sales of emerging technologies over a wide range of markets, including Internet banking, electronic bill presentment, web-based merchant services, chip cards, and the release of Internet and wireless acquiring products.  Mr. Clark holds a Bachelor of Science degree in Electronics and Management from Southern Illinois University and an MBA from University Nebraska Omaha.  Mr. Clark’s extensive experience in wireless payment technology led us to believe that he should serve as a director.

John Devlin has served as our Secretary, Treasurer and a director of the Company, and Chairman of the audit committee since October 31, 2011.  Since February 2009, Mr. Devlin has served as a Director and Audit Committee Chairman of Hipcricket, Inc. (formerly Augme Technologies, Inc.), a publicly traded company specializing in mobile technology. Mr. Devlin has been in the investment and asset management business for over 33 years.  From October 2008 to October 2011, he served as the Managing Director/Financial Consultant of the American Irish Historical Society (“AIHC”), responsible for managing day-to-day operations, administration and financial oversight of the AIHC and its Fifth Avenue Brownstone headquarters. From October 2003 to October 2008, Mr. Devlin was the Vice Chairman of McKim & Company LLC, a venture capital source firm for start-up companies in the $1mm to $20mm bracket, where he was responsible for providing strategic planning and direction.  From 1986 to 2003, he was with J.P. Morgan Investment Management, where he started as a Fixed Income Trader, was later selected for a Special Overseas Assignment and later became a Senior Relationship Manager. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Before retiring from J.P. Morgan Investment Management, he held various positions with U.S. Steel Corporation and the Carnegie Pension Fund between 1974 to 1986, where he was involved in directing investment activity of the U.S. Steel & Carnegie Pension Funds with an asset size of over $7 billion.  Mr. Devlin received an MBA from Pace University and completed his undergraduate degree in Finance at Georgetown University. Mr. Devlin’s education and his experience in the finance industry led us to believe that he should serve as a director.

Mr. Devlin serves as an Independent Director and Chairman of the Audit Committee.

Glenn Bancroft has served as a director of the Company and Co-Chairman of the Board since December 6, 2011.  Mr. Bancroft is the Chief Executive Officer of Bancroft & Associates, a real estate investment and management firm Mr. Bancroft founded in 1981.  Under Mr. Bancroft’s management, Bancroft & Associates has represented over $250 million in sales, and has directed a portfolio of more than $500 million in property management. Mr. Bancroft is an entrepreneur and investment professional with more than thirty years of experience in domestic and international real estate.

Mr. Bancroft serves as an Independent Director and Chairman of the Compensation Committee.

Mr. Bancroft was the former CFO of NetMoney Inc, acquired by Spindle Mobile, and actively provides management consulting to corporations, and successfully runs a large real estate investment firm. His contribution as a director of Spindle Mobile led to his appointment to Spindle Inc. board. Mr. Bancroft’s skills and experience in his consulting practice with organizational development, and personnel profiling and placement led us to conclude that he should serve as a director and have been invaluable in helping Spindle chart a successful course through growth and acquisition.

David Ide, has served as a director of the Company and Co-Chairman of the Board since December 2, 2011. Mr. Ide was a founder and the Chairman, and Chief Executive Officer of Modavox, Inc. in October 2005 after he managed the transition of SurfNet Media into Modavox, Inc.  Mr. Ide engineered accretive acquisitions of four companies for Modavox, formulated the integration processes, and enhanced the technology and intellectual property foundation.  In July 2009, Mr. Ide developed and executed Modavox, Inc.’s acquisition of Augme Technologies, Inc. (now, Hipcricket, Inc.).  At that time, Mr. Ide was appointed to the Board of Directors of Augme Technologies, Inc. and became the Chief Strategy Officer where he continued to manage the forward vision and M&A strategies for the combined companies.  He resigned as an officer and director in August 2010 to engage full time on conversion and transaction technologies, but remained a consultant for that company through June 2011.

Mr. Ide is an experienced CEO, chairman, and director. As a serial entrepreneur and a founder of the Company, his vision, experience, and focus led us to conclude that he should serve as a director and ideally qualifies him to lead as a co-chairman.

John Reardon has served as a director of the Company since February 6, 2013. Mr. Reardon is the Managing Director of Choctaw Telecommunications, LLC, from December 2012 to present. Previously, Mr. Reardon managed telecommunications companies in the mobile voice, data and engineering services markets as CEO and a member of the Board of Directors of Mobex Communications, Inc. from 2001 to 2005 and later as a general manager of MCLM, LLC from January 2006 to November 2012.  From 1997 to 2001, he served as General Counsel and Secretary of the Board of Directors of Mobex Communications, Inc. Mr. Reardon began his career in telecom law at the boutique Washington, DC firm of Keller and Heckman, LLP. Mr. Reardon received a Bachelor of Arts degree in Political Science from Boston University, summa cum laude, and earned his J.D. from Columbia Law School.

Mr. Reardon’s experience as a CEO, director, and his deep experience with the mobile technology coupled with his legal background led us to conclude that he should serve as a director.

Ashton Craig Page has served as a director of the Company since April 1, 2013.  Mr. Page currently serves as Chief Technology Officer of TransFirst, a position he has held since April 1, 2013.  From July 2010 to March 2013, he served as Chief Technology Officer and co-Founder of the MeNetwork, from June 2011 to May 2012 he served as Chief Technology Officer consultant with National Research Corporation, and from 1994 to 2008 he served as Managing Director at First Data Corporation. In addition, Mr. Page is the Managing Partner and Owner of ACPage Global Consulting since 2008.

Mr. Page’s prior experience in senior executive level positions in several public companies, his technical expertise and his experience in working with companies with international operations led us to conclude that he should serve as a director.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

Material Changes to Procedures by which Stockholders may Recommend Nominees to the Board of Directors

We do not have a policy relating to the procedures by which our stockholders may recommend nominees to our board of directors and that has not changed.

Audit Committee and Audit Committee Financial Expert

Our board of directors has an Audit Committee which has two members, John Devlin and Glenn Bancroft.  Our audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The board of directors has determined Mr. Devlin, an independent director, is an audit committee financial expert.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following summary compensation table indicates all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2013 and 2012 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compens ation ($)	Non- qualified Deferred Compens ation Earnings ($)	All Other Compens ation ($)	Total ($)
William Clark	2013	136,525	0	60,500(1)	0	0	0	0	197,025
President, Chief Executive Officer and Principal Financial Officer	2012	127,029	0	0	250,000(1)	0	0	0	377,029

Tom Lineen
Executive Vice President	2013	139,744	0	0	65,000(1)		0	0	204,744

Michael Stevens
Executive Vice President	2013	123,541	0	0	37,500(1)		0	0	161,041

(1) The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock- based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Outstanding Equity Awards at December 31, 2013

The following table sets forth certain information concerning outstanding equity awards for our named executive officers at December 31, 2013. No options were exercised by our named executive officers during the last two fiscal years.

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Un-exercisable	Option exercise price ($)	Option expiration date
William Clark	500,000	0	0.50	Oct. 29, 2022

2012 Stock Incentive Plan

On October 29, 2012, the Company’s stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to the Company’s management, employees, directors and consultants. There are 3,000,000 shares of common stock currently reserved for issuance under the Plan of which 2,837,000 options to purchase common stock were granted under the Plan and 1,999,550 were fully vested as of December 31, 2013.

On November 7, 2013, the Company’s stockholders approved an amendment to the Plan for an additional 3,000,000 shares.  During January 2014, we granted 1,195,000 options to purchase common stock from the Plan.

Unless previously terminated, the Plan will terminate 10 years after the earlier of (i) the date the Plan was adopted by the board of directors, or (ii) the date the Plan was approved by the stockholders. The types of awards permitted under the Plan include qualified incentive stock options (ISO), non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the board of directors may specify. Stock options generally vest over three years and expire no later than ten years from the date of grant.

Compensation of Directors

As of December 31, 2013, hawe have accrued $112,500 in directors fees. Subsequent to the year end, we issued an aggregate of 1,100,000 options to purchase common stock to members of its board of directors. The options have a vesting period of 12 months and have a 10-year term. The Company’s directors are entitled to receive reimbursement of preapproved out-of-pocket expenses.

Name	Fees earned or paid in cash ($)(3)	Stock awards ($)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David Ide	22,500		150,000				172,500
John Devlin	22,500		150,000				172,500
Glenn Bancroft	22,500		150,000				172,500
John Reardon	22,500		50,000				72,500
Craig Page	22,500		50,000				72,500
Total	112,500		550,000				662,500

(1) The value of the stock option compensation was computed using the Black-Scholes Option Pricing Model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock- based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

(2) Options granted January 31, 2014

(3) Effective as of April 1, 2013, our board of directors has approved $2,500 payable to each member of our board of directors per month.  In addition, our directors are entitled to reimbursement of any fees and expenses in connection with performing their obligations as directors.

Employment Agreements

William Clark, the Company’s President, Chief Executive Officer and Principal Financial Officer, is currently receiving a salary of $197,000 per year combined cash and stock. Except for the compensation paid to Mr. Clark, the Company is not currently party to any existing agreements or understandings with any of its executive officers with respect to compensation for services rendered to the Company.

Potential Payments Upon Termination or Change-in-Control

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

We have only one class of stock outstanding, our common stock. The following table sets forth certain information as of March 25, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent or more of the outstanding shares of our common stock. As of March 25, 2014, there were 37,611,315 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class(3)

William Clark, Chief Executive Officer, President and Principal Financial Officer	1,150,050(4)	3.1%

John Devlin, Secretary, Treasurer and Director	375,000(5)	1.0%

Glenn Bancroft, Director	524,075(6)	1.4%

David Ide, Director	4,606,701(7)	12.2%

John Reardon, Director	200,000(8)	*

Ashton Craig Page, Director	973,694(9)	2.6%

All Directors and Officers as a group (6 persons)	7,829,520	20.8%

*Represents a percentage under 1%.

1.The address for the officers and directors of the Company is c/o Spindle, Inc., 8700 E. Vista Bonita Drive, Suite 260, Scottsdale, Arizona 85255.

2. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Common Stock subject to options or warrants that are currently exercisable or are exercisable within 60 days of March 25, 2014, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

3. The percentage of outstanding shares beneficially owned is based on 37,611,315 shares issued and outstanding as of March 25, 2014.

4. Includes 200,050 shares of Common Stock owned of record by Ameriprise Trust Company FBO William E. Clark and vested qualified options to purchase up to 500,000 shares of common stock. The options are exercisable at an exercise price of $0.50 per share and expire on December 31, 2022. On November 19, 2013, the Company issued an aggregate of 450,000 founder shares of common stock to Mr. Clark due in connection with a Settlement Agreement with respect to certain litigation resulting from the NetMoney-In acquisition by Spindle Mobile in 2011.

5. Includes 75,000 shares of common stock owned of record by Mr. Devlin and 300,000 shares of common stock underlying qualified options, exercisable at an exercise price of $0.50 per share, until December 31, 2022, all of which were fully vested as of December 31, 2013.

6. Includes 224,075 shares of common stock owned of record by Mr. Bancroft 300,000 shares of common stock underlying qualified options, exercisable at an exercise price of $0.50 per share, until December 31, 2022, all of which were fully vested as of December 31, 2013.

7. Includes 4,000,000 shares of common stock owned of record by Mr. Ide and 56,701 shares of common stock owned of record by Spindle Mobile, Inc.  Voting and investment authority with regard to the shares held by Spindle Mobile, Inc. is held by Mr. Ide, the Chief Executive Officer of Spindle Mobile, Inc.  Also includes (1) warrants to purchase an additional 250,000 shares of common stock (2) and up to 300,000 shares of common stock underlying options owned of record by Mr. Ide.  The warrants are currently exercisable at an exercise price of $1.00 per share and expire on November 13, 2021.  Also includes vested qualified options to purchase up to 300,000 shares of common stock.  The options are exercisable at an exercise price of $0.50 per share and expire on December 31, 2022.

8. Includes 100,000 shares of common stock owned of record by Mr. Reardon and 100,000 shares of common stock underlying qualified options, exercisable at an exercise price of $0.50 per share, until December 31, 2022, all of which were fully vested as of December 31, 2013.

9. Includes 873,694 shares of common stock owned of record by Mr. Page and 100,000 shares of common stock underlying qualified options, exercisable at an exercise price of $0.50 per share, until December 31, 2022, all of which were fully vested as of December 31, 2013.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following describes all transactions since January 1, 2011 (inception) through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2011, the Company issued a promissory note in the amount of $25,000 to David Ide, a director of the Company. The note is non-interest bearing, unsecured and matures on November 13, 2014. Additionally, Mr. Ide was issued a warrant to purchase up to 250,000 shares of the Company’s common stock at $1.00 per share as additional consideration for his promissory note. The Company has imputed interest at a rate of 2% per annum and allocated the fair value of the warrants and recorded a discount in the amount of $10,640 which is amortized to interest expense over the term of the note. The Company repaid the principal amount of $55,000 in 2013.  During the Reporting Period, $25,000 was the largest aggregate amount of principal outstanding.

During the year ended December 31, 2011, the Company also issued a Revolving Credit Grid Note, to Mr. Ide covering cash advances up to $60,000. The Note was subsequently amended in May 2012 to increase the principal amount of advances to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $17,709 which is amortized to interest expense over the term of the note. Mr. Ide has advanced a total of $181,800, the largest aggregate amount of principal outstanding during the Reporting Period, under the terms of the Revolving Credit Grid Note leaving available credit in the amount of $68,200.

On December 15, 2012, the Company issued a promissory note in the amount of $100,000 to William Clark, its Chief Executive Officer, for amounts previously advanced to the Company for working capital. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $2,059 which is amortized to interest expense over the term of the note. The Company had repaid the full principal balance of the loan as of December 31, 2013.  During the Reporting Period, $100,000 was the largest aggregate amount of principal outstanding.

On December 17, 2012, the Company issued a promissory note in the amount of $50,000 to April Kilfoyle, Mr. Ide’s Mother-In-Law. The note is non-interest bearing, unsecured and matured on January 15, 2013.  In the event of default, the loan will bear a default rate of interest at 10% per annum. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $44 which was amortized to interest expense over the term of the note. The note was repaid as of December 31, 2013.

On December 28, 2012, the Company sold 200,050 shares of its restricted common stock to William Clark, the Company’s President and Chief Executive Officer for an aggregate purchase price of $100,025.

On March 20, 2013, the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers pursuant to the MeNetwork Agreement.  As consideration for the assumption of such liabilities and the acquisition of the MeNetwork assets, the Company authorized the issuance of an aggregate of 3,500,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims and 750,000 shares of common stock were issued to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of the Company, pursuant to the MeNetwork Agreement.

On January 31, 2014, the Company issued an option for the purchase of 150,000 shares of common stock to William Clark, its Chief Executive Officer.  The option has a term of 3 years.  The exercise price is $0.50 per share. The value of the option, computed using the Black-Scholes Option Pricing Model, is $0.72, which is based on the following assumptions: The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock- based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Director Independence

Our board of directors has determined that John Devlin, Glenn Bancroft and John Reardon are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2). David Ide and Ashton Craig Page are not independent directors.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012

Audit fees	$47,500	$22,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL	$47,500	$22,000

PART IV

ITEM 15 - EXHIBITS

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)  Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

• Report of Independent Registered Public Accounting Firm dated March 31, 2014;

• Balance Sheets as of December 31, 2013 and 2012;

• Statements of Operations for the Years Ended December 31, 2013 and 2012 and from January 14, 2011 (Inception) to December 31, 2013;

• Statements of Stockholders’ Deficit from January 14, 2011 (Inception) to December 31, 2013;

• Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and from January 14, 2011 (Inception) to December 31, 2013; and

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2014.

SPINDLE, INC.
(Registrant)

By: /s/ William Clark
William Clark, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer,	March 31, 2014
William Clark	Principal Financial Officer and Director

/s/ John Devlin	Director	March 31, 2014
John Devlin

/s/ Glen Bancro ft	Director	March 31, 2014
Glen Bancroft

/s/ David Ide	Director	March 31, 2014
David Ide

/s/ John Reardon	Director	March 31, 2014
John Reardon

/s/ Ashton Craig Page	Director	March 31, 2014
Ashton Craig Page

EXHIBIT INDEX

SPINDLE, INC.

FORM 10-K

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws(1)
10.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
10.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
10.3	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc.(1)
10.4	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.5	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc.(1)
10.6	Spindle, Inc. 2012 Stock Incentive Plan(1)
14.1	Code of Ethics (5)
31.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(a)/15d-14(a)31.1*
32.1	Section 1350 Certification Section 1350 Certification*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

(1) Incorporated by reference to the Registrant's Form 10 Registration Statement filed on February 25, 2014.

(2) Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 6, 2011.

(3) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011 filed by the registrant on March 30, 2012.

(4) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed by the registrant on September 3, 2013.

(5) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012 filed by the registrant on July 19, 2013.

The audited financial statements for the years ended December 31, 2013 and 2012 are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Spindle, Inc.

We have audited the accompanying balance sheets of Spindle, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spindle, Inc. as of December 31, 2013 and 2012  and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford &Company, LLC

Las Vegas, Nevada

March 31, 2014

Spindle, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$700,323	$111,584
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of
$10,967 and $0, respectively	171,696	37,362
Prepaid expenses and deposits	168,816	135,535
Inventory	61,050	-
Notes receivable, net of notes payable of
$0 and $230,736, respectively	-	64,586
Total current assets	1,121,885	369,067

Fixed assets, net of accumulated depreciation of
$5,525 and $2,031, respectively	27,370	17,078

Other assets:
License agreements, net of accumulated amortization of
$116,347 and $75,878, respectively	116,346	156,815
Domain names, net of accumulated amortization
of $1,210 and $0, respectively	73,790	-
Capitalized software costs, net of accumulated amortization
of $199,646 and $0, respectively	1,240,632	547,657
Residual contract revenue	589,294	589,294
Deposits	12,342	3,842
Goodwill	2,679,970	-
Total other assets	4,712,374	1,297,608
Total assets	$5,861,629	$1,683,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$646,064	$353,811
Accrued liabilities - related party	16,851	11,831
Total current liabilities	662,915	365,642

Long-term liabilities:
Notes payable - related party, net of debt discount of
$8,358 and $23,266, respectively	143,442	333,534
Note payable	-	27,566
Total long-term liabilities	143,442	361,100
Total liabilities	806,357	726,742

Stockholders’ equity:
Preferred stock, $0.001, par value, 50,000,000 shares
authorized, no shares issued and outstanding	-	-
as of December 31, 2013 and 2012, respectively
Common stock, $0.001 par value, 300,000,000 shares
authorized, 32,663,065 and 18,427,919 shares issued and
outstanding as of December 31, 2013 and 2012, respectively	32,663	18,428
Common stock authorized and unissued, 662,200 and 2,513,820
shares as of December 31, 2013 and 2012, respectively	662	2,514
Additional paid-in capital	11,401,078	3,835,683
Unamortized equity-based compensation	(48,736)	(283,001)
Accumulated deficit	(6,330,395)	(2,616,613)
Total stockholders’ equity	5,055,272	957,011
Total liabilities and stockholders’ equity	$5,861,629	$1,683,753

The accompanying notes are an integral part of these consolidated financial statements.

Spindle, Inc.

Consolidated Statements of Operations

	The Years Ended
	December 31,
	2013	2012

Revenue:
Sales income	$1,313,621	$83,412
Cost of sales	563,478	19,701
Gross profit	750,143	63,711

Operating expenses:
Depreciation and amortization	244,818	51,567
General and administrative expenses	242,248	45,041
Software and internet costs	66,918	38,686
Consulting fees	1,013,917	492,410
Consulting fees - related party	39,500	-
Salaries and benefits	1,498,446	964,742
Directors Fees	200,850	-
Marketing	81,783	84,641
Travel	119,781	73,674
Rent	63,368	32,942
Professional fees	808,882	588,910
Total operating expenses	4,380,511	2,372,613

Net operating (loss)	(3,630,368)	(2,308,902)

Other income (expense):
Interest expense, net	(2,214)	3,668
Interest expense - related party	(17,336)	(15,127)
Gain (loss) on settlement	(302,625)	-
Gain (loss) on settlement - related party	238,761	-
Total other (expense)	(83,414)	(11,459)

Loss before provision for income tax	(3,713,782)	(2,320,361)

Provision for income taxes	-	-

Net (loss)	$(3,713,782)	(2,320,361)

Weighted average number of common shares outstanding	26,094,975	17,164,341
Net (loss) per share - basic and fully diluted	$(0.16)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Spindle, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional	Common	Unamortized
	Common Stock		Paid-in	Stock	Equity	Accumulated
	Shares	Amount	Capital	Payable	Compensation	(Deficit)	Total

Balance, December 31, 2011	16,480,000	$16,480	$711,811	$1,425	$-	$(296,252)	$433,464
Repurchase and cancellation of shares	(1,000,000)	(1,000)	1,000	-		-	-
Shares issued for services	763,918	764	655,645	550		-	656,959
Shares issued for cash	2,184,001	2,184	1,089,817	-		-	1,092,001
Asset acquisition with Parallel Solutions	-	-	588,755	539		-	589,294
Stock options granted for services	-	-	774,140	-	(283,001)	-	491,139
Imputed interest - related party	-	-	14,515	-		-	14,515
Net loss	-	-	-	-		(2,320,361)	(2,320,361)
Balance, December 31, 2012	18,427,919	18,428	3,835,683	2,514	(283,001)	(2,616,613)	957,011
Shares issued for services	1,433,499	1,433	768,144	100	-	-	769,677
Shares issued for accounts payable	898,952	899	448,577	-	-	-	449,476
Shares issued for cash	5,865,000	5,865	3,159,294	465	-	-	3,165,624
Shares issued for compensation - related party	-	-	60,379	121			60,500
Shares issued in litigation settlement	1,424,075	1,424	-	(1,424)	-	-	-
Asset acquisition with MeNetwork	2,750,000	2,750	3,129,000	750	-	-	3,132,500
Shares previously authorized	1,863,620	1,864	-	(1,864)	-		-
Stock option amortization	-	-	-	-	234,266	-	234,266
Net loss	-	-	-	-	-	(3,713,782)	(3,713,782)
Balance, December 31, 2013	32,663,065	$32,663	$11,401,077	$662	$(48,735)	$(6,330,395)	$5,055,272

The accompanying notes are an integral part of these consolidated financial statements.

Spindle, Inc.

Consolidated Statements of Cash Flows

	The Years Ended
	December 31,
	2013	2012
Operating activities
Net loss	$(3,713,782)	$(2,320,361)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Shares issued for services	752,950	585,408
Depreciation and amortization	244,818	52,616
Amortization of debt discounts - related party	14,908	10,232
Amortization of options issued for services	234,266	491,139
Increase in allowance for doubtful accounts	10,967	-
(Gain) loss on settlement, net	63,864	-
Changes in operating assets and liabilities:
Increase in restricted cash	-	(20,000)
Increase in accounts receivable	(134,334)	(26,395)
Decrease (increase) in prepaid expenses	35,869	(135,535)
Increase in inventory	(61,050)	-
(Increase) decrease in interest receivable	7,282	1,227
Increase in deposits and other assets	(8,500)	(3,842)
Increase in accounts payable	741,729	355,486
Decrease in accrued interest	(9,449)	-
Increase in accrued interest - related party	5,019	-
Net cash used in operating activities	(1,815,661)	(1,010,025)

Investing activities
Purchase of fixed assets	(13,786)	(388,922)
Purchase of domain name and trademark	(75,000)	-
Additions to capitalized software development	(440,091)	-
Net cash used in investing activities	(528,877)	(388,922)

Financing activities
Payments on notes payable	(27,566)	-
Cash acquired from acquisition	-	27,566
Proceeds for notes payable - related party	-	317,331
Payments on notes payable - related party	(205,000)	-
Proceeds from the sale of common stock	3,165,625	1,162,525
Net cash provided by financing activities	2,933,059	1,507,422

Net increase in cash	588,739	108,475
Cash - beginning	111,584	3,109
Cash - ending	$700,323	$111,584

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions
Shares issued for services	$752,950	$585,408
Shares issues for accounts payable	$449,476	$-
Shares issued for officer compensation	$60,500	$-
Shares issued for acquisitions	$3,132,500	$589,294
Options issued for services	$234,266	$774,139

The accompanying notes are an integral part of these consolidated financial statements.

Spindle, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (“Spindle Mobile”), as described below, we generated minimal revenues from that line of business.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of our issued and outstanding common stock of the Company, which shares were distributed to the stockholders of Spindle Mobile, pursuant to the terms and conditions of an Asset Purchase Agreement (the “Spindle Mobile Agreement”).

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from “Coyote Hills Golf, Inc.” to “Spindle, Inc.” Additionally, we increased our authorized capital from 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, and 50,000,000 shares of preferred stock, $0.001 par value.  The actions were approved on November 11, 2011 by the consent of the majority stockholders who represented 90% of our issued and outstanding common stock, and were effective on of December 2, 2011.

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the “Parallel Indemnification Escrow”) and 100,000 shares (the “Parallel Deferred Consent Escrow”) were deposited in escrow with our transfer agent.  The Parallel Indemnification Escrow was released on January 23, 2014. On October 29, 2013, the Parallel Deferred Consent Escrow was released to Parallel after certain specified contract assignments and residual revenue streams were assigned to the Company pursuant to the Parallel Agreement.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, on October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a current director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement.

On January 3, 2014 (the “Closing Date”), the Company acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application (the “Yowza Assets”), and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock.  Ten percent of the Aggregate Share Consideration is issuable to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions.  In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, has been deposited in escrow for a period of one year from the Closing Date.  The Indemnification Escrow is available to compensate Spindle pursuant to the indemnification obligations of Yowza!! under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Closing Date in the event Spindle is unable to collect the acquired outstanding accounts receivable of Yowza!! within 120 days after the Closing Date.

Principles of consolidation

For the fiscal years ended December 31, 2013 and 2012, the consolidated financial statements include the accounts of Spindle, Spindle Mobile, MeNetwork and Parallel. All significant intercompany balances and transactions have been eliminated. Spindle, Spindle Mobile, MeNetwork and Parallel will be collectively referred herein to as the “Company”.

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

Computer Software	3 years
Computer Equipment	5 years
Office furniture and equipment	7 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of December 31, 2013 and 2012.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. During the years ended December 31, 2013 and 2012, there was no impairment necessary.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the exercise of stock options and warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2013 and 2012, exercise of stock options and warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non- Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock- based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2013 and 2012, the Company determined that none of its long-term assets were impaired.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($3,713,782) and ($2,320,361) for the fiscal years ended December 31, 2013 and 2012, respectively and has an accumulated deficit of ($6,330,395).

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,	December 31,
	2013	2012

Due from customers	$182,662	$37,362
Less allowance for bad debts	(10,967)	-
	$171,696	$37,362

NOTE 4 - PREPAID EXPENSES AND DEPOSITS

On February 7, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $5,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the year ended December 31, 2013, the Company recognized legal expenses of $623,423.  As of December 31, 2013, the entire amount of the retainer has been amortized.

During 2012, the Company entered into a business marketing agreement for term of one year. In accordance with the terms of each agreement, the Company issued 350,000 fully vested shares of common stock valued at $175,000 as a non-refundable retainer for services. The estimated fair value will be amortized on a straight-line basis of the term of the agreement. As of December 31, 2013, the Company recorded $122,500 as consulting expense related to the service and the entire amount of the retainer has been amortized.

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 340,000 shares during the remainder of the year. The fair value of the complete grant totaled $420,000 and the first phase of the agreement has been completed.  Accordingly, the entire amount has been recorded as consulting services expense for the year ended December 31, 2013. The Company did renew the contract for the second year in early 2014 and will recognize expense associated with the remaining term during the subsequent fiscal year.

NOTE 5 - NOTES RECEIVABLE

Notes receivable consisted of the following:

	December 31,	December 31,
	2013	2012

Notes receivable, 2.59% interest, and due on demand	$-	$288,040
Interest receivable	-	7,282
Total principal and interest receivable	-	295,322

Less:
Notes payable	-	221,287
Interest payable	-	9,449
Total principal and interest payable	-	230,736
	$-	$64,586

Notes receivable and notes payable balances were settled in November of 2013 commensurate with the settlement of litigation related to the Spindle Mobile Agreement (see Legal Proceedings footnote).

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at:

	December 31,	December 31,
	2013	2012

Office furniture & equipment	$32,895	$19,109
Less: Accumulated depreciation	5,525	2,031
Total fixed assets, net	$27,370	$17,078

NOTE 7 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	December 31,	December 31,
	2013	2012

Capitalized software costs	$1,440,278	$547,657
Less: accumulated amortization	199,646	-
Total capitalized software costs	1,240,632	547,657

License agreements	232,693	232,693
Less: Accumulated depreciation	116,347	75,878
Total licenses	116,346	156,815
Total intellectual property, net	$1,356,978	$704,472

NOTE 8 - DOMAIN NAMES

Domain names consisted of the following at:

	December 31,	December 31,
	2013	2012

Domain Names	$75,000	$-
Less: Accumulated depreciation	1,210	-
Total fixed assets, net	$73,790	$-

NOTE 9 - RESIDUAL CONTRACTS

On December 31, 2012, the Company bought the residual income stream from Parallel Solutions (PSI). This revenue is perpetual as long as the vendor's contract stays with PSI. The company received all the contracts except for two: Chesspay and TRK. The Company did the due diligence on PSI around November 2012 and based the calculations on the new income for the period November of 2011 to October 2012. The Company used an industry standard multiple (1.1) to put a value on the asset and came up with a value of roughly $589,294.  The income stream associated with PSI vendors in 2013 was greater than the residual contracts asset.

NOTE 10 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Grid Note to a director of the Company whereby formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the year ended December 31, 2013, the Company repaid $55,000 of the principal balance of the loan and recorded interest expense of $9,422 related to the discount.

On December 15, 2012, the Company issued a promissory note in the amount of $100,000 to it chief executive officer for amounts previously advanced to the Company for working capital. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $2,059 which is amortized to interest expense over the term of the note. During the year ended December 31, 2013, the Company repaid the entire principal balance of $100,000 and recorded interest expense of $2,059 related to the discount.

On December 17, 2012, the Company issued a promissory note in the amount of $50,000 to a related party, the note is non-interest bearing, unsecured and matures on January 15, 2013. In the event of default, the loan will bear a default rate of interest at 10% per annum. As of December 31, 2013, the entire principal balance of $50,000 was paid and the Company recorded related party interest at the default rate in the amount of $5,019.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

During the year ended December 31, 2013, the Company issued a total of 1,533,499 shares of common stock to various individuals and companies for consulting services valued at $769,677. As of December 31, 2013, 100,000 shares were unissued. In addition, the Company also issued 550,000 shares previously authorized in 2012.

During the year ended December 31, 2013, the Company authorized the issuance of 5,865,000 shares of its common stock for cash proceeds totaling $3,165,625. As of December 31, 2013, 465,250 shares were unissued.

During the year ended December 31, 2013, the Company issued 898,952 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of the shares totaled $449,476 and has been recorded as a reduction to accounts payable.

On March 20, 2013, the Company authorized the issuance of 3,500,000 shares with an estimated fair value of $3,132,500 in connection with an asset acquisition. The Company agrees to issue 750,000 of such shares upon the satisfaction of certain conditions. (See Note 13).  As of December 31, 2013, the 750,000 shares were unissued.

On November 27, 2013, the Company issued 1,424,075 shares from previously authorized shares of the Company’s common stock held in escrow in connection with our Net MoneyIn (“NMI”) acquisition in 2011.   The release of shares occurred as a result of a full and final settlement agreement dated November 27, 2013. Pursuant to the agreement, we agreed to release a total of 800,000 of the aforementioned shares and forgive two notes receivable acquired through our acquisition of NMI with a total balance of principal and interest totaling $302,625. In addition we agreed to issues the remaining 624,075 escrowed shares in settlement of a note payable previously assumed by our chief executive officer and a director, together with accrued interest totaling $238,761

During the year ended December 31, 2013, the Company authorized the issuance of 121,000 shares of common stock to the chief executive officer as compensation for services.  As of December 31, 2013 the shares were unissued.

NOTE 12 - WARRANTS AND OPTIONS

On November 14, 2011, the Company issued warrants to purchase shares of the Company’s common stock to a related-party in conjunction with a promissory note.  The warrant holder was granted the right to purchase 250,000 shares of common stock of the Company for an aggregate purchase price of $250,000 or $1.00 per share.  The aggregate fair value of the warrants totaled $387,500 based on the Black Scholes Merton pricing model using the following estimates: 2.75% risk free rate, 65% volatility and expected life of the warrants of 10 years.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2013:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	-	$ -
Granted	2,515,000	0.549
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	2,515,000	$ 0.549
Granted	322,000	-
Exercised	-	-
Cancelled	(238,500)	-
Outstanding at December 31, 2013	2,598,500	$ 0.549
Exercisable at December 31, 2013	1,999,550	$ 0.581

NOTE 13 - BUSINESS ACQUISITIONS

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the “Parallel Indemnification Escrow”) and 100,000 shares (the “Parallel Deferred Consent Escrow”) were deposited in escrow with our transfer agent.  The Parallel Indemnification Escrow was released on January 23, 2014. On October 29, 2013, the Parallel Deferred Consent Escrow was released to Parallel after certain specified contract assignments and residual revenue streams were assigned to the Company pursuant to the Parallel Agreement.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, on October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a current director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement.

NOTE 14 - SUBSEQUENT EVENTS

On January 3, 2014 (the “Closing Date”), the Company acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application (the “Yowza Assets”), and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock.  Ten percent of the Aggregate Share Consideration is issuable to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions.  In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, has been deposited in escrow for a period of one year from the Closing Date.  The Indemnification Escrow is available to compensate Spindle pursuant to the indemnification obligations of Yowza!! under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Closing Date in the event Spindle is unable to collect the acquired outstanding accounts receivable of Yowza!! within 120 days after the Closing Date.