Form 10-Q
period 2014-03-31
SPINDLE, INC.
filed 2014-05-15
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

(800) 560-9198
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

Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,951,315 shares of Common Stock.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Commission on March 31, 2014.

SPINDLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2014	2013
ASSETS
Current assets:
Cash	$770,860	$700,323
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of $42,995 and $10,967, respectively	99,678	171,696
Prepaid expenses and deposits	185,838	168,816
Inventory	105,145	61,050
Total current assets	1,181,521	1,121,885

Fixed assets, net of accumulated depreciation of
$6,831 and $5,525, respectively	26,064	27,370

Other assets:
License agreements, net of accumulated amortization of
$127,981 and $116,347, respectively	104,712	116,346
Domain names, net of accumulated amortization of
$3,879 and $1,210, respectively	81,121	73,790
Capitalized software costs, net of accumulated amortization of
$286,548 and $199,646, respectively	1,534,614	1,240,632
Residual contract revenue, net of accumulated amortization of
$36,831 and $0, respectively	552,463	589,294
Deposits	26,202	12,342
Goodwill	5,971,902	2,679,970
Total other assets	8,271,014	4,712,374
TOTAL ASSETS	$9,478,599	$5,861,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$450,170	$533,564
Accrued liabilities - related party	164,332	129,351
Notes payable - related party, net of discount of
$5,973 and $8,358, respectively	102,220	143,442
Total current liabilities	716,722	806,357

Contingencies	-	-

Stockholders’ equity:
Preferred stock, $.001, par value, 50,000,000 shares authorized, no shares issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 37,959,745 and 32,663,065 shares issued and
outstanding as of March 31, 2014 and December 31, 2013, respectively	37,960	32,663
Common stock authorized and unissued, 413,950 and 662,200
shares as of March 31, 2014 and December 31, 2013, respectively	414	662
Additional paid-in capital	16,124,391	11,401,078
Unamortized equity-based compensation	(42,100)	(48,736)
Accumulated deficit	(7,358,788)	(6,330,395)
Total stockholders’ equity	8,761,877	5,055,272
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,478,599	$5,861,629

The accompanying notes are an integral part of these condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Revenue:
Sales income	$297,925	$378,236
Cost of sales	96,068	122,608

Gross profit	201,857	255,628

Expenses:
Depreciation and amortization	139,342	33,397
Promotional and marketing	11,968	11,325
Consulting	229,500	34,160
Salaries and wages	446,564	467,900
Directors fees	40,000	26,505
Professional fees	176,490	247,017
General and administrative	183,362	106,822
Total operating expenses	1,227,226	927,126

Net operating loss	(1,025,369)	(671,498)

Other expense:
Interest income	-	425
Interest expense - related party	(3,024)	(4,168)
Total other expense	(3,024)	(3,743)

Loss before provision for income taxes	(1,028,393)	(675,241)

Provision for income taxes	-	-

Net loss	$(1,028,393)	$(675,241)

Weighted average number of
common shares outstanding - basic and diluted	37,310,852	19,683,367

Net (loss) per share - basic and fully
diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Operating activities
Net loss	$(1,028,393)	$(675,241)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Shares issued for services	36,458	62,046
Depreciation and amortization	139,342	33,397
Amortization of debt discount - related party	2,385	4,365
Options granted for services	6,636	95,792
Increase in allowance for doubtful accounts	32,028	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	39,989	(144,310)
Decrease in prepaid expenses	121,519	54,361
(Increase) in inventory	(44,095)	-
(Increase) decrease in interest receivable	-	(2,798)
(Increase) in deposits and other assets	(13,860)	(3,000)
(Decrease) increase in accounts payable and accrued expenses	(102,656)	192,404
(Decrease) increase in expenses - related party	40,000	26,505
Increase in accrued interest	-	1,498
Increase (decrease) in accrued interest - related party	(5,019)	1,060
Net cash used in operating activities	(775,666)	(353,921)

Investing activities
Additions to capitalized software development	(380,884)	(86,582)
Acquisition of intellectual property	(301,071)	-
Net cash used in investing activities	(681,955)	(86,582)

Financing activities
Payments on notes payable	-	(27,566)
Payments on notes payable - related party	(24,342)	(70,000)
Proceeds from the sale of common stock	1,552,500	457,525
Net cash provided by financing activities	1,528,158	359,959

Net increase (decrease) in cash	70,537	(80,544)
Cash - beginning	700,323	111,584
Cash - ending	$770,860	$31,040

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions
Shares issued for services	$175,000	$62,046
Shares issued for acquisitions	$3,000,861	$3,132,500
Options issued for services	$-	$95,792

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Computer software	3 years
Computer hardware	5 years
Office furniture	7 years

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at March 31, 2014 were impaired.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 2,598,500 shares and include 250,000 warrants and 2,348,500 options. Of the 2,598,500 potential common shares at March 31, 2014, 598,950 had not vested.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,028,393) for the three month period ended March 31, 2014 and has an accumulated deficit of ($7,358,788).

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	MARCH 31,	DECEMBER 31,
	2014	2013

Due from customers	$142,673	$182,663
Less allowance for bad debts	(42,995)	(10,967)
	$99,678	$171,696

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On February 7, 2012, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $5,000.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the three months ended March 31, 2014, the Company recognized legal expenses of $86,428.  As of March 31, 2014, the entire amount of the retainer has been amortized.

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 340,000 shares during the remainder of 2013. The fair value of the complete grant totaled $420,000 and the first phase of the agreement has been completed. The Company did renew the agreement in early 2014 by issuing 350,000 shares at a fair value of $175,000 and recorded $36,458 as consulting expense related to the service for the three month period. The remaining prepaid balance at March 31, 2014 totaled $138,542.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at:

	MARCH 31,	DECEMBER 31,
	2014	2013

Office furniture & equipment	$32,895	$32,895
Less: Accumulated depreciation	(6,831)	(5,525)
Total fixed assets, net	$26,064	$27,370

NOTE 7 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	MARCH 31,	DECEMBER 31,
	2014	2013

Capitalized software costs	$1,821,162	$1,440,278
Less: accumulated amortization	(286,548)	(199,646)
Total capitalized software costs	1,534,614	1,240,632

License agreements	232,693	232,693
Less: Accumulated depreciation	(127,981)	(116,347)
Total licenses	104,712	116,346
Total intellectual property, net	$1,639,326	$1,356,978

NOTE 8 - DOMAIN NAMES

Domain names consisted of the following at:

	MARCH 31,	DECEMBER 31,
	2014	2013

Domain names	$85,000	$75,000
Less: Accumulated amortization	(3,879)	(1,210)
Total domain names, net	$81,121	$73,790

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - RESIDUAL CONTRACTS

On December 31, 2012, the Company acquired the residual income stream of Parallel Solutions Inc. (PSI). This revenue is perpetual provided that the vendor’s contract with PSI is not terminated. The calculations for the value associated with anticipated new income resulting from the acquired PSI residual contracts was determined based on PSI’s residual revenue stream for the period from November of 2011 to October 2012 of $535,722 and historical PSI’s termination rates of nil. The Company used the lowest industry standard multiple of (1.1) determine the fair value of the contractual revenue stream of the date of acquisition which was estimated to be $589,294. Since the date of acquisition, the Company’s contractual revenue stream has exceeded its historical basis. During the three month period ended March 31, 2014, management reviewed the carrying amount of the asset and determined as a result of diversification in the Company’s business model due to its acquisitions, that the previously estimated indefinite life be revised to reflect the Company’s future business development goals. The Company estimated a finite remaining useful life of forty-eight months and has recorded amortization expense as of March 31, 2014 as follows:

	MARCH 31,	DECEMBER 31,
	2014	2013

Residual contracts	$589,294	$589,294
Less: Accumulated amortization	(36,831)	-
Total domain names, net	$552,463	$589,294

NOTE 10 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Note (“Note”) to a director of the Company formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances of up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the three months ended March 31, 2014, the Company repaid $30,000 of the loan and recorded interest expense of $3,024 related to amortization of the discount and interest on the unpaid principal.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the three months ended March 31, 2014, the Company issued a total of 350,000 shares of common stock to a company for consulting services valued at $175,000. Additionally, the Company also canceled 50,000 shares previously issued for consulting services in 2012.

During the three months ended March 31, 2014, the Company authorized the issuance of 3,105,000 shares of its common stock for cash proceeds totaling $1,552,500. All shares were issued as of March 31, 2014.

On January 3, 2014, the Company authorized the issuance of 1,642,000 shares with an estimated fair value of $3,000,861 in connection with an asset acquisition. The Company issued 1,300,000 shares at closing. (See Note 13). As of March 31, 2014, 342,000 shares were unissued.

SPINDLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2014:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	2,515,000	$0.549
Granted	322,000	-
Exercised	-	-
Cancelled	(238,500)	-
Outstanding at December 31, 2013	2,598,500	$0.549
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2014	2,598,500	$0.549
Exercisable at March 31, 2014	1,999,550	$0.581

NOTE 13 - BUSINESS ACQUISITION

On January 3, 2014, the Company acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application, and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock. Ten percent of the Aggregate Share Consideration is issuable to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions. In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, has been deposited in escrow for a period of one year from the Closing Date. The Indemnification Escrow is available to compensate Spindle pursuant to the indemnification obligations of Yowza!! under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Closing Date in the event Spindle is unable to collect the acquired outstanding accounts receivable of Yowza!! within 120 days after the Closing Date.

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

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified assumed liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the "Indemnification Escrow") and 100,000 shares (the "Deferred Consent Escrow") were deposited in escrow with our transfer agent. The Indemnification Escrow will be held for a period of one year from the Parallel Acquisition Closing Date and will be available to compensate the Company pursuant to the indemnification obligations of Parallel under the Parallel Agreement, and for any necessary accounts receivable adjustment after the Parallel Acquisition Closing Date. The terms of the Parallel Agreement, provided that the Deferred Consent Escrow would be held for a period of up to five years following the Parallel Acquisition Closing Date and would be released to Parallel or its legally permitted assign(s) incrementally as and when certain specified contract assignments or residual revenue streams were properly assigned to the Company or the residual revenue streams in respect of such specified contracts were bought out by the applicable third party.  As of the date of this filings, these conditions have been satisfied and the Deferred Consent Escrow is in the process of being released..

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement, dated March 1, 2013 (the “MeNetwork Agreement”).  As consideration for the assumption of such liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of the Company, the Company agreed to issue an additional 750,000 shares of common stock to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of the Company.  On October 7, 2013 the 750,000 shares were issued to Ashton Craig Page pursuant to the terms and conditions of the MeNetwork Agreement.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three months ended March 31, 2014 we generated $297,925 in revenues as a result of the Company launching its first payment and transactional platform. After factoring in cost of sales in the amount of $96,068 which relate to commissions paid to the Company’s 130 independent sales agents, we realized a gross profit of $201,857 for the three months ended March 31, 2014.  This compares to revenues and cost of sales during the three months ended March 31, 2013 of $378,236 and $122,608, respectively.  Gross profit during the three months ended March 31, 2013 was $255,628.

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

For the three months ended March 31, 2014, we incurred operating expenses in the amount of $1,227,226 as compared to $927,126 for the three months ended March 31, 2013. These amounts are comprised of $139,342 in depreciation and amortization expense related to our intellectual property and fixed assets; $11,968 in promotional and marketing; $229,500 in consulting fees; $446,564 in salaries and wages; $40,000 in directors fees; $176,490 in professional fees; and $183,362 in general and administrative expenses, for the three months ended March 31, 2014.

The increase in operating expenses is primarily the result of transaction specific consulting fees related to our acquisition of Parallel Systems Inc., MeNetwork, Inc. and Yowza!!  Additionally, our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated.  We expect this expense to continue and increase at a rate in direct proportion to our growth.  Our professional fees were significantly higher due to our acquisition activities, regulatory compliance and one-time expenses related to restatements of our annual and interim financial reporting.

Interest Income and Expense

During the three months ended March 31, 2014, we recognized interest expense of $3,024. This compares to $4,168 in interest expense for the three months ended March 31, 2013, offset by interest income of $425.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended March 31, 2014 was $1,028,393  Net losses are attributable to the Company’s recent acquisition and integration of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three months ended March 31, 2013, we incurred a net loss of $675,241.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2014 was $775,666, compared to $353,921 of cash used in operations during the comparable period ended March 31, 2013.  The increase in the use of cash for operating activities is primarily the result of transaction specific consulting fees related to our acquisition of Parallel Systems Inc., MeNetwork, Inc. and Yowza!!  Additionally, our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated.  We expect this use of cash to continue and increase at a rate in direct proportion to our growth.  Our professional fees were significantly higher due to our acquisition activities, regulatory compliance and one-time expenses related to restatements of our annual and interim financial reporting.

During the three months ended March 31, 2014, net cash used by investing activities totaled $681,955, of which $501,074 was utilized in the acquisition of Yowza!! and $180,881 is attributable to labor costs related to our software development costs. During the comparable three month period ended March 31, 2013, net cash used in investing activities totaled $86,582, all of which was labor costs related to our software development.

During the three months ended March 31, 2014, net cash provided by financing activities totaled $1,528,158, comprised of $1,552,500 which was received from investors purchasing shares of our common stock and $24,342 in debt repayment to related parties. In comparison, during the three months ended March 31, 2013, financing activities provided $359,959 in cash, primarily obtained from $457,525 which was received from investors purchasing shares of our common stock.

As of March 31, 2014, we had $790,860 of cash on hand, which includes $20,000 in restricted cash and working capital of $464,799.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the  irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

In order to address these concerns, the Company has taken remediation steps including hiring a new Chief Financial Officer and additional staff.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 21, 2014, Spindle filed suit against a former employee (the "Former Employee") in the United States District Court for the District of Arizona. Prior to this suit, the Former Employee alleged that the Company owed him a bonus payment and certain stock options stemming from his employment with the Company and that the Company's termination of his employment violated Texas employment law. The Former Employee claimed that the Company owed him approximately $350,000. The Company's suit seeks, among other things, declaratory judgments that no amounts are owed to the Former Employee. On April 14, 2014, the Former Employee filed Counterclaims for, among other things, wrongful termination, common law fraud and breach of contract against the Company, William Clark, our President, Chief Executive Officer and a director and David Ide, a director, and other related parties, seeking damages for lost wages and benefits, a bonus payment and stock options the Former Employee alleges he is owed, punitive damages, as well as other relief. The Company denies the claims asserted against it and believes the case has no merit and intends to vigorously pursue its claims and defenses in this matter.

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

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, the Company sold a total of 3,105,000 shares of common stock at $0.50 per share for total cash proceeds of $1,552,500.  The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the securities, inasmuch as the offers and sales were made solely to accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3.1	Articles of Incorporation, as amended(1)

3.2	By-Laws(2)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) of the Principal Financial Officer and Principal Executive Officer

101	Interactive Data Files *
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

(1)

Incorporated by reference to the registrant's Form 10 Registration Statement filed on February 25, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer	May 15, 2014
William Clark
/s/ Christopher J. Meinerz	Chief Financial Officer, Principal Financial Officer, Chief Compliance Officer	May 15, 2014
Christopher J. Meinerz