Form 10-Q
period 2014-06-30
SPINDLE, INC.
filed 2014-08-14
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-55151

SPINDLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8241820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8700 East Vista Bonita, Suite 260 Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(800) 560-9198
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,415,273 shares of Common Stock.

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

SPINDLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2014	2013
ASSETS
Current assets:
Cash	$41,501	$700,323
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of $9,250 and $10,967, respectively	87,883	171,696
Prepaid expenses and deposits	83,343	168,816
Inventory	105,145	61,050
Total current assets	337,872	1,121,885

Fixed assets, net of accumulated depreciation of
$8,137 and $5,525, respectively	24,758	27,370

Other assets:
License agreements, net of accumulated amortization of
$139,616 and $116,347, respectively	93,077	116,346
Domain names, net of accumulated amortization of
$6,549 and $1,210, respectively	78,451	73,790
Capitalized software costs, net of accumulated amortization of
$379,279 and $199,646, respectively	1,549,498	1,240,632
Residual contract revenue, net of accumulated amortization of
$73,662 and $0, respectively	515,632	589,294
Deposits	10,500	12,342
Goodwill	5,976,198	2,679,970
Total other assets	8,223,356	4,712,374
TOTAL ASSETS	$8,585,986	$5,861,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$494,266	$533,564
Accrued liabilities - related party	219,332	129,351
Notes payable - related party, net of discount of
$528 and $8,358, respectively	166,382	143,442
Total current liabilities	879,980	806,357

Stockholders’ equity:
Preferred stock, $.001, par value, 50,000,000 shares authorized, no shares issued and outstanding as of
June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 38,274,273 and 32,663,065 shares issued and
outstanding as of June 30, 2014 and December 31, 2013, respectively	38,078	32,663
Common stock authorized and unissued, 1,164,000 and 662,200
shares as of June 30, 2014 and December 31, 2013, respectively	1,164	662
Additional paid-in capital	18,325,045	11,401,078
Unamortized equity-based compensation	-	(48,736)
Accumulated deficit	(10,658,281)	(6,330,395)
Total stockholders’ equity	7,706,006	5,055,272
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,585,986	$5,861,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THE THREE MONTHS ENDED		THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Revenue:
Sales income	$177,947	$327,210	$475,872	$705,446
Cost of sales	96,937	109,927	193,005	232,535

Gross profit	81,010	217,283	282,867	472,911

Expenses:
Depreciation and amortization	145,172	13,525	284,515	46,922
Promotional and marketing	38,774	17,225	50,741	28,550
Consulting	1,010,887	324,001	1,240,386	358,161
Salaries and wages	454,937	289,404	894,866	661,512
Equity compensation	831,799	57,447	838,435	153,239
Directors fees	45,000	26,505	85,000	53,010
Professional fees	613,967	166,450	790,457	413,467
General and administrative	239,408	179,057	425,085	285,879
Total operating expenses	3,379,944	1,073,614	4,609,485	2,000,740

Net operating loss	(3,298,934)	(856,331)	(4,326,618)	(1,527,829)

Other expense:
Interest income	-	1,509	-	1,934
Interest expense	-	(1,507)	-	(3,004)
Interest expense - related party	(559)	(5,388)	(1,268)	(8,059)
Total other expense	(559)	(5,386)	(1,268)	(9,129)

Loss before provision for income taxes	(3,299,493)	(861,717)	(4,327,886)	(1,536,958)

Provision for income taxes	-	-	-	-

Net loss	$(3,299,493)	$(861,717)	$(4,327,886)	$(1,536,958)

Weighted average number of
common shares outstanding - basic and diluted	38,022,295	24,601,998	37,051,453	24,924,883

Net (loss) per share - basic and fully

diluted	$(0.09)	$(0.04)	$(0.12)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THE SIX MONTHS ENDED
	JUNE 30,
	2014	2013
Operating activities
Net loss	$(4,327,886)	$(1,536,958)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Shares issued for services	1,416,845	166,465
Shares issued for officer compensation	448,850	-
Depreciation and amortization	284,515	46,922
Amortization of debt discount - related party	7,830	8,304
Share based compensation expense	389,584	155,238
(Decrease) increase in allowance for doubtful accounts	(1,717)	66,423
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	85,529	(181,407)
Decrease (increase) in prepaid expenses	85,473	(18,603)
Increase in inventory	(44,095)	-
Increase in interest receivable	-	(4,732)
Decrease (increase) in deposits and other assets	1,842	(3,000)
Increase in accounts payable and accrued expenses	96,794	353,044
Increase in expenses - related party	94,999	-
Increase in accrued interest	-	3,004
(Decrease) increase in accrued interest - related party	(5,019)	2,347
Net cash used in operating activities	(1,466,456)	(942,953)

Investing activities
Purchase of fixed assets	-	(3,006)
Acquisition of intellectual property	(501,367)	-
Additions to capitalized software development	(288,499)	(188,821)
Net cash used in investing activities	(789,866)	(191,827)

Financing activities
Payments on notes payable	-	(27,566)
Net proceeds (payments) for notes payable - related party	45,000	(80,000)
Proceeds from the sale of common stock	1,552,500	1,563,125
Net cash provided by financing activities	1,597,500	1,455,559

Net (decrease) increase in cash	(658,822)	320,779
Cash - beginning	700,323	111,584
Cash - ending	$41,501	$432,363

Non-cash transactions
Shares issued for services	$1,416,845	$30,802
Shares issued for officer compensation	$448,850	$-
Shares issued for accounts payable	$165,979	$-
Shares issued for acquisitions	$3,004,861	$3,132,500
Options issued for share based compensation expense	$389,584	$153,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at June 30, 2014 were impaired.

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 4,769,333 shares and include 250,000 warrants and 4,519,333 options. Of the 4,769,333 potential common shares at June 30, 2014, 2,143,056 had not vested.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($3,299,493) and ($4,327,886) for the three and six months ended June 30, 2014, respectively, and has an accumulated deficit of ($10,658,281).

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt to secure equity and/or additional debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	JUNE 30,	DECEMBER 31,
	2014	2013

Due from customers	$97,133	$182,663
Less allowance for bad debts	(9,250)	(10,967)
	$87,883	$171,696

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 340,000 shares during the remainder of 2013. The fair value of the complete grant totaled $420,000 and the first phase of the agreement has been completed. The Company renewed the agreement in early 2014 by issuing 350,000 shares, for the first six months of the agreement period, at a fair value of $175,000. As a result, $131,250 and $167,708 were recorded to consulting expense related to the service for the three and six months ended June 30, 2014 respectively. The remaining prepaid balance at June 30, 2014 totaled $7,292.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2014	2013

Office furniture & equipment	$32,895	$32,895
Less: Accumulated depreciation	(8,137)	(5,525)
Total fixed assets, net	$24,758	$27,370

NOTE 7 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2014	2013

Capitalized software costs	$1,928,777	$1,440,278
Less: accumulated amortization	(379,279)	(199,646)
Total capitalized software costs	1,549,498	1,240,632

License agreements	232,693	232,693
Less: Accumulated depreciation	(139,616)	(116,347)
Total licenses	93,077	116,346
Total intellectual property, net	$1,642,575	$1,356,978

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - DOMAIN NAMES

Domain names consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2014	2013

Domain names	$85,000	$75,000
Less: Accumulated amortization	(6,549)	(1,210)
Total domain names, net	$78,451	$73,790

NOTE 9 - RESIDUAL CONTRACTS

On December 31, 2012, the Company acquired the residual income stream of Parallel Solutions Inc. (PSI). This revenue is perpetual, provided that the vendor’s contract with PSI is not terminated. The calculations for the value associated with anticipated new income resulting from the acquired PSI residual contracts was determined based on PSI’s residual revenue stream for the period from November of 2011 to October 2012 of $535,722 and historical PSI’s termination rates of nil. The Company used the lowest industry standard multiple of (1.1) to determine the fair value of the contractual revenue stream of the date of acquisition which was estimated to be $589,294. During the six months ended June 30, 2014, management reviewed the carrying amount of the asset and determined as a result of diversification in the Company’s business model due to its acquisitions, that the previously estimated indefinite life be revised to reflect the Company’s future business development goals. The Company estimated a finite remaining useful life of forty-eight months and has recorded amortization expense as of June 30, 2014 as follows:

	JUNE 30,	DECEMBER 31,
	2014	2013

Residual contracts	$589,294	$589,294
Less: Accumulated amortization	(73,662)	-
Total domain names, net	$515,632	$589,294

NOTE 10 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Note (“Note”) to a director of the Company formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances of up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the six months ended June 30, 2014, the Company repaid $25,000 of the loan. During the three and six months ended June 30, 2014, respectively, interest expense of $559 and $1,268 related to amortization of the discount and interest on the unpaid principal was recorded.

During the six months ended June 30, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note is non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the six months ended June 30, 2014, the Company authorized the issuance of 3,105,000 shares of its common stock for cash proceeds totaling $1,552,500.

During the six months ended June 30, 2014, the Company issued a total of 705,000 shares of common stock to three individuals and companies for services valued at $1,005,500. As of June 30, 2014, 355,000 of these shares were unissued. Additionally, the Company also canceled 50,000 shares previously issued for consulting services in 2012 for services valued at $4,000.

During the six months ended June 30, 2014, the Company issued 322,958 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of the shares totaled $581,324. Of the total fair value, $161,479 has been recorded as a reduction to accounts payable and $419,845 was recognized as additional paid-in-capital and professional fees expense for the excess of the fair value.

During the six months ended June 30, 2014, the Company authorized the issuance of 191,000 shares of common stock valued at $448,850 to the Chief Executive Officer as compensation for services and bonus.  As of June 30, 2014 the shares were unissued.

On January 3, 2014, the Company authorized the issuance of 1,642,000 shares with an estimated fair value of $3,004,860 in connection with an asset acquisition. The Company issued 1,445,000 shares at closing (See Note 13). As of June 30, 2014, 197,052 shares were unissued.

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

The following is a summary of the status of all of the Company’s stock warrants and options as of June 30, 2014:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	2,515,000	$0.549
Granted	322,000	-
Exercised	-	-
Cancelled	(238,500)	-
Outstanding at December 31, 2013	2,598,500	$0.549
Granted	2,937,500	-
Exercised	-	-
Cancelled	(516,667)	-
Outstanding at June 30, 2014	5,019,333	$0.525
Exercisable at June 30, 2014	2,626,277	$0.548

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 - BUSINESS ACQUISITION

On January 3, 2014, (the “Closing Date”), the Company acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application, and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock. Ten percent of the Aggregate Share Consideration is issuable to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions. In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, has been deposited in escrow for a period of one year from the Closing Date. The Indemnification Escrow is available to compensate Spindle pursuant to the indemnification obligations of Yowza!! under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Closing Date in the event Spindle is unable to collect the acquired outstanding accounts receivable of Yowza!! within 120 days after the Closing Date.

NOTE 14 - SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward-looking statements

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

The forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report.

The forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this Quarterly Report.

Overview

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (“Spindle Mobile”), as described below, we generated minimal revenues from the golf-related business.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of our issued and outstanding common stock of the Company, which shares were distributed to the stockholders of Spindle Mobile, pursuant to the terms and conditions of an Asset Purchase Agreement (the "Spindle Mobile Agreement").

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from "Coyote Hills Golf, Inc." to "Spindle, Inc." Additionally, we increased our authorized capital from 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 preferred stock, $0.001 par value.  The actions were approved on November 11, 2011, by the consent of the majority stockholders who represented 90% of our issued and outstanding common stock, and were effective on of December 2, 2011.

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the "Parallel Indemnification Escrow") and 100,000 shares (the "Parallel Deferred Consent Escrow”) were deposited in escrow with our transfer agent.  The Parallel Indemnification Escrow was released on January 23, 2014. On October 29, 2013, the Parallel Deferred Consent Escrow was released to Parallel after certain specified contract assignments and residual revenue streams were assigned to the Company pursuant to the Parallel Agreement.

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

On January 3, 2014, the Company acquired substantially all of the assets of Y Dissolution, Inc., a Delaware corporation (formerly known as Yowza International, Inc.) (“Yowza”), used in connection with the business of providing retail coupons through a mobile application pursuant to an Asset Purchase Agreement, dated December 10, 2013, by and between the Company and Yowza in exchange for $500,000 and 1,642,000 unregistered shares of the Company’s common stock issued to (1) the holders of Yowza’s outstanding capital stock, and (2) certain executive management members and advisors of Yowza.

As a result of the acquisitions described above, we have developed products and services that combine the benefits of a commercial mobile marketing platform with a highly secure and fully-functioning mobile payment platform.  Our services are targeted primarily to small and medium sized businesses, which we define as businesses with less than $15 million in annual revenues and less than 250 fulltime employees, because these businesses may not have the financial resources to invest in the development of marketing applications for use with mobile devices.   Through the Yowza!! mobile marketing platform, which can be downloaded at no cost, we notify consumers of special offers, discounts and events provided by nearby merchants or merchants the consumer “subscribes” to.  We generate revenue through processing payment card transactions and through monthly subscriber fees paid by small and medium sized businesses for the use of our Yowza!! products.

Because we are still growing our business, we do not earn enough revenue to support our operations and we are not profitable. To date, we have funded our operations through sales of our equity securities and loans from related parties. We cannot guarantee that we will ever be profitable.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and six months ended June 30, 2014, the Company generated $177,947 and $475,872 in revenues, respectively, from its payment and transactional platform. The cost of sales, which relate to commissions paid to the independent sales agents, for the three and six months ended June 30, 2014 was $96,937 and $193,005, respectively. The Company realized a gross profit of $81,010 and $282,867 for the three and six months ended June 30, 2014.  This compares to revenues during the three and six months ended June 30, 2013 of $327,210 and $705,446 and cost of sales of $109,927 and $232,535, respectively.  Gross profit during the three and six months ended June 30, 2013 was $217,823 and $472,911, respectively.

The year-over-year decrease in revenues and gross profit is due to management’s decision to focus the majority of resources over the past few months on platform integration and development at the expense of short-term revenue generation, realizing that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

The decision to embed new and innovative features in the Company’s software platform, along with the increased complexities of integrating the YOWZA!! and MeNetwork platforms, delayed the Company’s sales efforts.  Management also reviewed the profitability of all of the Company’s customer relationships, which resulted in the strategic cancellation of contracts that did not generate positive cash flow to the Company.  Management believes that the full technology platform development has now reached the stage where the Company can begin to aggressively sell its solutions to the market.  Management expects to see increases in licensing and transactional revenue in future quarters by bringing the full platform to market more quickly than would have otherwise been possible, and in a much more methodical and strategic manner.

EBITDA

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended June 30, 2014 and 2013 follows:

	For the Three Months Ended June 30,								Adjusted EBITDA Change
	2014			2013			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 177,947		$ 177,947	$ 327,210		$ 327,210	$ (149,263)	-46%	$ (149,263)	-46%
Cost of sales	96,937		96,937	109,927		109,927	(12,990)	-12%	(12,990)	-12%

Gross profit	81,010		81,010	217,283		217,283	(136,273)	-63%	(136,273)	-63%

Expenses
Depreciation and amortization	145,172	(145,172)	-	13,525	(13,525)	-	131,647	973%	-	0%
Promotional and marketing	38,774		38,774	17,225		17,225	21,549	125%	21,549	125%
Consulting	1,010,887	(647,500)	363,387	324,001		324,001	686,886	212%	39,386	12%
Salaries and wages	454,937		454,937	289,404		289,404	165,533	57%	165,533	57%
Equity compensation	831,799	(831,799)	-	57,447	(57,447)	-	774,352	1348%	-	0%
Directors fees	45,000	(45,000)	-	26,505	(26,505)	-	18,495	70%	-	0%
Professional fees	613,967	(423,345)	190,622	166,450		166,450	447,517	269%	24,172	15%
General and administrative	239,408		239,408	179,057		179,057	60,351	34%	60,351	34%
Total operating expenses	3,379,944	(2,092,816)	1,287,128	1,073,614	(97,477)	976,137	2,306,330	215%	310,991	32%

Net Operating Loss / Adjusted EBITDA	$ (3,298,934)	$ 2,092,816	$ (1,206,118)	$ (856,331)	$ 97,477	$ (758,854)	$ (2,442,603)	285%	$ (447,264)	59%

	For the Six Months Ended June 30,								Adjusted EBITDA Change
	2014			2013			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 475,872		$ 475,872	$ 705,446		$ 705,446	$ (229,574)	-33%	$ (229,574)	-33%
Cost of sales	193,005		193,005	232,535		232,535	(39,530)	-17%	(39,530)	-17%

Gross profit	282,867		282,867	472,911		472,911	(190,044)	-40%	(190,044)	-40%

Expenses
Depreciation and amortization	284,515	(284,515)	-	46,922	(46,922)	-	237,593	506%	-	0%
Promotional and marketing	50,741		50,741	28,550		28,550	22,191	78%	22,191	78%
Consulting	1,240,386	(822,500)	417,886	358,161		358,161	882,225	246%	59,725	17%
Salaries and wages	894,866		894,866	661,512		661,512	233,354	35%	233,354	35%
Equity compensation	838,435	(838,435)	-	153,239	(153,239)	-	685,196	447%	-	0%
Directors fees	85,000	(85,000)	-	53,010	(53,010)	-	31,990	60%	-	0%
Professional fees	790,457	(423,345)	367,112	413,467		413,467	376,990	91%	(46,355)	-11%
General and administrative	425,085		425,085	285,879		285,879	139,206	49%	139,206	49%
Total operating expenses	4,609,485	(2,453,795)	2,155,690	2,000,740	(253,171)	1,747,569	2,608,745	130%	408,121	23%

Net Operating Loss / Adjusted EBITDA	$ (4,326,618)	$ 2,453,795	$ (1,872,823)	$ (1,527,829)	$ 253,171	$ (1,274,658)	$ (2,798,789)	183%	$ (598,165)	47%

 We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

•

We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, and other non-operating expenses as well as depreciation and amortization which are non-cash expenses;

•

We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

•

We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

•

Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•

Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

•

Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

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

For the three and six months ended June 30, 2014, we incurred operating expenses in the amount of $3,379,934 and $4,609,485, respectively, as compared to $1,073,614 and $2,000,740 for the three and six months ended June 30, 2013. These amounts are comprised of $145,172 and $284,515 in depreciation and amortization expense related to our intellectual property and fixed assets; $38,774 and $50,741 in promotional and marketing; $1,010,887 and $1,240,386 in consulting fees; $454,937 and $894,866 in salaries and wages; $831,799 and $838,435 in equity compensation; $45,000 and $85,000 in directors fees; $613,967 and $790,457 in professional fees; and $239,408 and $425,085 in general and administrative expenses, for the three and six months ended June 30, 2014, respectively.

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

Interest Income and Expense

During the three and six months ended June 30, 2014, we recognized interest expense of $559 and $1,268, respectively. This compares to $6,895 and $11,063 in interest expense for the three and six months ended June 30, 2013, offset by interest income of $1,509 and $1,934, respectively.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and six months ended June 30, 2014 was $3,299,493 and $4,327,886, respectively.  Net losses are attributable to the Company’s recent acquisition and integration of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three and six months ended June 30, 2013, we incurred a net loss of $861,717 and $1,536,958, respectively.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2014 was $1,466,456 compared to $942,953 of cash used in operations during the comparable period ended June 30, 2013.  The increase in the use of cash for operating activities is primarily the result of the Company’s acquisition of Yowza!!  Additionally, our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated.  We expect this use of cash to continue and increase at a rate in direct proportion to our growth. Our professional fees were significantly higher, for the three and six months ended June 30, 2014 as compared to the same periods ending June 30, 2013, due to our acquisition activities, regulatory compliance and one-time expenses related to restatements of our annual and interim financial reporting.

During the six months ended June 30, 2014, net cash used by investing activities totaled $789,866, of which $501,367 was utilized in the acquisition of Yowza!! and $288,499 is attributable to labor costs related to our software development costs. During the comparable six month period ended June 30, 2013, net cash used in investing activities totaled $191,827, of which was $3,006 was utilized in the purchase of fixed assets and $188,821 is attributable to labor costs related to our software development.

During the six months ended June 30, 2014, net cash provided by financing activities totaled $1,597,500 comprised of $1,552,500 which was received from investors purchasing shares of our common stock, $100,000 which was classified as a note payable from a related party, offset by $55,000 in debt repayment to related parties. In comparison, during the six months ended June 30, 2013, financing activities provided $1,455,559, comprised of $1,563,125 which was received from investors purchasing shares of our common stock, $27,566 was utilized in the repayment of debt to non-related parties and $80,000 was utilized in debt repayment to related parties.

As of June 30, 2014, we had $61,501 of cash on hand, which includes $20,000 in restricted cash.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Intangible assets

Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of the Company’s property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

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

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

In order to address these concerns, the Company has taken remediation steps including hiring a new Chief Financial Officer, Controller, and additional staff.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously discussed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014, the Company filed suit against a former employee (the “Former Employee”) for a declaratory judgment that no amount was owed. On April 14, 2014, the Former Employee filed a counterclaim against the Company. On July 25, 2014, the Company filed a motion to dismiss the counterclaim and is awaiting a decision by the court.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, the Company agreed to issue a total of 355,000 shares of common stock to three individuals and companies for services valued at $830,500. As of June 30, 2014, 355,000 of these shares were unissued.

During the three months ended June 30, 2014, the Company agreed to issue 322,958 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of the shares totaled $581,324. Of the total fair value, $161,479 has been recorded as a reduction to accounts payable and $419,845 was recognized as additional paid-in-capital and professional fees expense for the excess of the fair value.

During the three months ended June 30, 2014, the Company authorized the issuance of 191,000 shares of common stock valued at $448,850 to the Chief Executive Officer as compensation for services and bonus.  As of June 30, 2014 the shares were unissued.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, inasmuch as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3.1	Articles of Incorporation, as amended(1)

3.2	By-Laws, as amended(1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) of the Principal Executive Officer and Principal Financial Officer

101	Interactive Data File
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Incorporated by reference to the registrant's Form 10 Registration Statement filed on February 25, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer	August 14, 2014
William Clark

/s/ Christopher J. Meinerz	Chief Financial Officer, Principal Financial Officer, Chief Compliance Officer	August 14, 2014
Christopher J. Meinerz