Form 10-Q
period 2014-09-30
SPINDLE, INC.
filed 2014-11-12
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 2014: 39,905,273 shares of Common Stock.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

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

SPINDLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
ASSETS
Current assets:
Cash	$133,045	$700,323
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of $9,250 and $10,967, respectively	75,950	171,696
Prepaid expenses and deposits	299,837	168,816
Inventory	109,290	61,050
Total current assets	638,122	1,121,885

Fixed assets, net of accumulated depreciation of $9,444 and $5,525, respectively	23,451	27,370

Other assets:
License agreements, net of accumulated amortization of $151,251 and $116,347, respectively	81,442	116,346
Domain names, net of accumulated amortization of $9,218 and $1,210, respectively	75,782	73,790
Capitalized software costs, net of accumulated amortization of $479,646 and $199,646, respectively	1,530,762	1,240,632
Residual contract revenue, net of accumulated amortization of $110,493 and $0, respectively	478,801	589,294
Deposits	10,500	12,342
Goodwill	5,976,198	2,679,970
Total other assets	8,153,485	4,712,374
TOTAL ASSETS	$8,815,058	$5,861,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$671,470	$533,564
Accrued liabilities - related party	310,008	129,351
Notes payable - related party, net of discount of $443 and $8,358, respectively	171,719	143,442
Total current liabilities	1,153,197	806,357

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 39,755,273 and 32,663,065 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	39,755	32,663
Common stock authorized and unissued, 729,000 and 662,200 shares as of September 30, 2014 and December 31, 2013, respectively	729	662
Additional paid-in capital	19,415,400	11,401,078
Unamortized equity-based compensation	-	(48,736)
Accumulated deficit	(11,794,023)	(6,330,395)
Total stockholders’ equity	7,661,861	5,055,272
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,815,058	$5,861,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THE THREE MONTHS ENDED		THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTMEBER 30,
	2014	2013	2014	2013
Revenue:
Sales income	$200,478	$278,021	$676,351	$983,166
Cost of sales	50,677	135,801	243,683	368,336

Gross profit	149,801	142,220	432,668	614,830

Expenses:
Depreciation and amortization	152,809	112,164	437,324	159,086
Promotional and marketing	21,425	18,043	90,879	43,094
Consulting	353,397	162,784	1,593,784	520,945
Salaries and wages	569,900	314,142	2,303,200	1,128,893
Directors fees	44,839	26,505	129,839	79,515
Professional fees	79,641	140,653	851,385	554,120
General and administrative	63,193	111,210	488,278	397,087
Total operating expenses	1,285,204	885,501	5,894,689	2,882,740

Net operating loss	(1,135,403)	(743,281)	(5,462,021)	(2,267,910)

Other expense:
Interest income	-	1,947	-	3,882
Interest expense	-	(1,517)	-	(4,521)
Interest expense - related party	(338)	(4,176)	(1,606)	(12,236)
Total other expense	(338)	(3,746)	(1,606)	(12,875)

Loss before provision for income taxes	(1,135,741)	(747,027)	(5,463,627)	(2,280,785)
Provision for income taxes	-	-	-	-

Net loss	$(1,135,741)	$(747,027)	$(5,463,627)	$(2,280,785)

Weighted average number of common shares outstanding - basic and diluted	38,922,980	26,317,700	37,682,150	24,454,806

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.03)	$(0.14)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THE NINE MONTHS ENDED
	SEPTMEBER 30,
	2014	2013
Operating activities
Net loss	$(5,463,627)	$(2,280,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	1,710,553	283,965
Shares issued for officer compensation	586,725	-
Depreciation and amortization	437,324	159,086
Amortization of debt discount - related party	2,611	11,161
Share based compensation expense	447,805	210,686
(Decrease) Increase in allowance for doubtful accounts	(1,717)	66,423
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	97,462	(149,400)
Decrease in prepaid expenses	128,271	30,814
Increase in inventory	(48,240)	-
Increase in interest receivable	-	(6,679)
Decrease (increase) in deposits and other assets	1,842	(3,500)
Increase in accounts payable and accrued expenses	303,888	417,871
Increase in expenses - related party	166,341	-
Increase in accrued interest	-	4,522
(Decrease) increase in accrued interest - related party	(5,019)	3,666
Net cash used in operating activities	(1,635,781)	(1,252,170)

Investing activities
Purchase of fixed assets	-	(9,016)
Acquisition of intellectual property	(501,367)	-
Additions to capitalized software development	(370,130)	(336,438)
Net cash used in investing activities	(871,497)	(345,454)

Financing activities
Payments on notes payable	-	(27,566)
Net proceeds (payments) for notes payable - related party	45,000	(100,000)
Proceeds from the sale of common stock	1,895,000	1,732,322
Net cash provided by financing activities	1,940,000	1,604,756

Net (decrease) increase in cash	(567,278)	7,132
Cash - beginning	700,323	111,584
Cash - ending	$133,045	$118,716

Non-cash transactions
Shares issued for services	$1,710,553	$286,965
Shares issued for officer compensation	$586,725	$-
Shares issued for prepaid expenses	$259,292	$-
Shares issued for accounts payable	$165,979	$-
Shares issued for acquisitions	$3,004,861	$3,132,500
Options issued for share based compensation expense	$392,605	$210,686
Shares issued for share based compensation expense	$55,200	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at September 30, 2014 were impaired.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 4,343,500 shares and include 250,000 warrants and 4,093,500 options. Of the 4,343,500 potential common shares at September 30, 2014, 1,770,556 had not vested.

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

In August 2014, The FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 provides guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern. In doing so, management will need to perform an evaluation at each interim and annual reporting period to determine whether or not there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If these conditions exist, the entity should evaluate whether the doubt is mitigated by management’s plans or events and should make such required disclosures. This guidance will be effective for the Company for its interim reporting for the quarter ended March 31, 2017.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,135,741) and ($5,463,627) for the three and nine months ended September 30, 2014, respectively, and has an accumulated deficit of ($11,794,023).

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability to secure equity and/or additional debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

Due from customers	$85,200	$182,663
Less allowance for bad debts	(9,250)	(10,967)
Total accounts receivable, net	$75,950	$171,696

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 340,000 shares during the remainder of 2013. The fair value of the complete grant totaled $420,000 and the first phase of the agreement has been completed. The Company renewed the agreement in early 2014, and as of September 30, 2014, has issued 700,000 shares for the annual agreement period at a fair value of $619,500. As a result, $192,500 and $360,208 were recorded to consulting expense related to the service for the three and nine months ended September 30, 2014 respectively. The remaining prepaid balance at September 30, 2014 totaled $259,292.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

Office furniture & equipment	$32,895	$32,895
Less: accumulated depreciation	(9,444)	(5,525)
Total fixed assets, net	$23,451	$27,370

NOTE 7 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

Capitalized software costs	$2,010,408	$1,440,278
Less: accumulated amortization	(479,646)	(199,646)
Net capitalized software costs	1,530,762	1,240,632

License agreements	232,693	232,693
Less: accumulated depreciation	(151,251)	(116,347)
Net licenses	81,442	116,346
Total intellectual property, net	$1,612,204	$1,356,978

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - DOMAIN NAMES

Domain names consisted of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

Domain names	$85,000	$75,000
Less: accumulated amortization	(9,218)	(1,210)
Total domain names, net	$75,782	$73,790

NOTE 9 - RESIDUAL CONTRACTS

On December 31, 2012, the Company acquired the residual income stream of Parallel Solutions Inc. (PSI). This revenue is perpetual, provided that the vendor’s contract with PSI is not terminated. The calculations for the value associated with anticipated new income resulting from the acquired PSI residual contracts was determined based on PSI’s residual revenue stream for the period from November of 2011 to October 2012 of $535,722 and historical PSI’s termination rates of nil. The Company used the lowest industry standard multiple of (1.1) to determine the fair value of the contractual revenue stream of the date of acquisition which was estimated to be $589,294. During the nine months ended September 30, 2014, management reviewed the carrying amount of the asset and determined as a result of diversification in the Company’s business model due to its acquisitions, that the previously estimated indefinite life be revised to reflect the Company’s future business development goals. The Company estimated a finite remaining useful life of forty-eight months and has recorded amortization expense as of September 30, 2014 as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

Residual contracts	$589,294	$589,294
Less: accumulated amortization	(110,493)	-
Total domain names, net	$478,801	$589,294

NOTE 10 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Note (“Note”) to a director of the Company formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances of up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the nine months ended September 30, 2014, the Company repaid $55,000 of the loan.

During the nine months ended September 30, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note is non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110.

During the three and nine months ended September 30, 2014, respectively, interest expense of $338 and $1,606 related to amortization of the discount and interest on the unpaid notes was recorded.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the nine months ended September 30, 2014, the Company authorized the issuance of 3,790,000 shares of its common stock for cash proceeds totaling $1,895,000. As of September 30, 2014, 300,000 of these shares were unissued.

During the nine months ended September 30, 2014, the Company issued a total of 1,170,853 shares of common stock to various individuals and companies for services valued at $1,558,500. As of September 30, 2014, 365,853 of these shares were unissued. Additionally, the Company also canceled 50,000 shares previously issued for consulting services in 2012 for services valued at $4,000.

During the nine months ended September 30, 2014, the Company issued 322,958 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of these shares totaled $581,324. Of the total fair value, $161,479 has been recorded as a reduction to accounts payable and $419,845 was recognized as additional paid-in-capital and professional fees expense for the excess of the fair value.

During the nine months ended September 30, 2014, the Company authorized the issuance of 243,490 shares of common stock valued at $572,225 to the Chief Executive Officer as compensation for services and bonus.  As of September 30, 2014 23,490 of these shares were unissued.

During the nine months ended September 30, 2014, the Company authorized the issuance of 10,000 shares of common stock valued at $14,500 to the Chief Financial Officer as compensation for services.  As of September 30, 2014 these shares were unissued.

During the nine months ended September 30, 2014, the Company authorized the issuance of 30,000 shares of common stock valued at $55,200 to an employee as compensation for services.  As of September 30, 2014 these shares were unissued.

On January 3, 2014, the Company authorized the issuance of 1,642,000 shares with an estimated fair value of $3,004,861 in connection with an asset acquisition. The Company issued 1,445,000 shares at closing (see Note 13). As of September 30, 2014, 197,052 shares remain in escrow.

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

The following is a summary of the status of all of the Company’s stock warrants and options as of September 30, 2014:

	Number of Warrants and Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	2,515,000	$0.549
Granted	322,000	-
Exercised	-	-
Forfeited/Cancelled	(238,500)	-
Outstanding at December 31, 2013	2,598,500	$0.549
Granted	2,687,500	-
Exercised	-	-
Forfeited/Cancelled	(942,500)	-
Outstanding at September 30, 2014	4,343,500	$0.529
Exercisable at September 30, 2014	2,572,944	$0.549

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward-looking statements

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from "Coyote Hills Golf, Inc." to "Spindle, Inc." Additionally, we changed our authorized capital from 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 preferred stock, $0.001 par value.  The actions were approved on November 11, 2011, by the consent of the majority stockholders who represented 90% of our issued and outstanding common stock, and were effective on of December 2, 2011.

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

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork, Inc., a Delaware corporation (“MeNetwork”), used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 were deposited in escrow with our transfer agent for the purposes of satisfying any indemnification claims.  The MeNetwork Indemnification Escrow was released pursuant to the MeNetwork Agreement. In addition, on October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a former director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement.

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

As a result of the acquisitions described above, we have developed products and services that combine the benefits of a commercial mobile marketing platform with a secure and fully-functioning mobile payment platform.  Our services are targeted primarily to small and medium sized businesses, which we define as businesses with less than $15 million in annual revenues and less than 250 fulltime employees, because these businesses may not have the financial resources to invest in the development of marketing applications for use with mobile devices.   Through the Yowza!! mobile marketing platform, which can be downloaded at no cost, we notify consumers of special offers, discounts and events provided by nearby merchants or merchants the consumer “subscribes” to.  We generate revenue through processing payment card transactions and through monthly subscriber fees paid by small and medium sized businesses for the use of our Yowza!! products.

Because we are still growing our business, we do not earn enough revenue to support our operations and we are not profitable. To date, we have funded our operations through sales of our equity securities and loans from related parties. We cannot guarantee that we will ever be profitable.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and nine months ended September 30, 2014, the Company generated $200,478 and $676,351 in revenues, respectively, from its payment and transactional platform. The cost of sales, which are comprised of equipment cost of goods sold, web hosting fees, merchant and interchange fees, and commissions paid to the independent sales agents, for the three and nine months ended September 30, 2014 were $50,677 and $243,683, respectively. The Company realized a gross profit of $149,801 and $432,668 for the three and nine months ended September 30, 2014.  This compares to revenues during the three and nine months ended September 30, 2013 of $278,021 and $983,166 and cost of sales of $135,801 and $368,336, respectively.  Gross profit during the three and nine months ended September 30, 2013 was $142,220 and $614,830, respectively.

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

EBITDA

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended September 30, 2014 and 2013 follows:

	For the Three Months Ended September 30,								Adjusted EBITDA Change
	2014			2013			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$200,478		$200,478	$278,021		$278,021	$(77,543)	-28%	$(77,543)	-28%
Cost of sales	50,677		50,677	135,801		135,801	(85,124)	-63%	(85,124)	-63%

Gross profit	149,801		149,801	142,220		142,220	7,581	5%	7,581	5%

Expenses
Depreciation and amortization	152,809	(152,809)	-	112,164	(112,164)	-	40,645	36%	-	0%
Promotional and marketing	21,425		21,425	18,043		18,043	3,382	19%	3,382	19%
Consulting	353,397	(319,750)	33,647	162,784	(134,444)	28,340	190,613	#	5,307	19%
Salaries and wages (including equity compensation)	569,900	(196,095)	373,805	314,142	(57,447)	256,695	255,758	81%	117,110	46%
Directors fees	44,839	(44,839)	-	26,505	(26,505)	-	18,334	69%	-	0%
Professional fees	79,641		79,641	140,653		140,653	(61,012)	-43%	(61,012)	-43%
General and administrative	63,193		63,193	111,210		111,210	(48,017)	-43%	(48,017)	-43%
Total operating expenses	1,285,204	(713,493)	571,711	885,501	(330,560)	554,941	399,703	45%	16,770	3%

Net Operating Loss / Adjusted EBITDA	$(1,135,403)	$713,493	$(421,910)	$(743,281)	$330,560	$(412,721)	$(392,122)	53%	$(9,189)	2%

	For the Nine Months Ended September 30,								Adjusted EBITDA Change
	2014			2013			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$676,351		$676,351	$983,166		$983,166	$(306,815)	-31%	$(306,815)	-31%
Cost of sales	243,683		243,683	368,336		368,336	(124,653)	-34%	(124,653)	-34%

Gross profit	432,668		432,668	614,830		614,830	(182,162)	-30%	(182,162)	-30%

Expenses
Depreciation and amortization	437,324	(437,324)	-	159,086	(159,086)	-	278,238	#	-	0%
Promotional and marketing	90,879		90,879	43,094		43,094	47,785	#	47,785	#
Consulting	1,593,784	(1,436,625)	157,159	520,945	(283,996)	236,949	1,072,839	#	(79,790)	-34%
Salaries and wages (including equity compensation)	2,303,200	(1,034,529)	1,268,671	1,128,893	(210,686)	918,207	1,174,307	#	350,464	38%
Directors fees	129,839	(129,839)	-	79,515	(79,515)	-	50,324	63%	-	0%
Professional fees	851,385	(581,324)	270,061	554,120	(262,945)	291,175	297,265	54%	(21,114)	-7%
General and administrative	488,278	(8,000)	480,278	397,087		397,087	91,191	23%	83,191	21%
Total operating expenses	5,894,689	(3,627,641)	2,267,048	2,882,740	(996,228)	1,886,512	3,011,949	#	380,536	20%

Net Operating Loss / Adjusted EBITDA	$(5,462,021)	$3,627,641	$(1,834,380)	$(2,267,910)	$996,228	$(1,271,682)	$(3,194,111)	141%	$(562,698)	44%

# - represents a value greater than 100% change

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

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; rent; utilities; bank charges; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; legal fees; and costs related to the preparation and submission of reports and information statements with the Commission.

For the three and nine months ended September 30, 2014, we incurred operating expenses in the amount of $1,285,204 and $5,894,689, respectively, as compared to $885,501 and $2,882,740 for the three and nine months ended September 30, 2013, respectively. The amounts for the three and nine months ended September 30, 2014 are comprised of $152,809 and $437,324 in depreciation and amortization expense related to our intellectual property and fixed assets; $21,425 and $90,879 in promotional and marketing; $353,397 and $1,593,784 in consulting fees; $569,900 and $2,303,200 in salaries and wages; $44,839 and $129,839 in directors fees; $79,641 and $851,385 in professional fees; and $63,193 and $488,278 in general and administrative expenses, respectively.

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

Interest Income and Expense

During the three and nine months ended September 30, 2014, we recognized interest expense of $338 and $1,606, respectively. This compares to $5,693 and $16,757 in interest expense for the three and nine months ended September 30, 2013, respectively, offset by interest income of $1,947 and $3,882, respectively.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and nine months ended September 30, 2014 was $1,135,741 and $5,463,627, respectively.  Net losses are attributable to the Company’s recent acquisition and integration of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three and nine months ended September 30, 2013, we incurred a net loss of $747,027 and $2,280,785, respectively.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2014 was $1,635,781 compared to $1,252,170 of cash used in operations during the comparable period ended September 30, 2013.  The increase in the use of cash for operating activities is primarily the result of the Company’s acquisition of Yowza!!  Additionally, our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated.  We expect this use of cash to continue and increase at a rate in direct proportion to our growth. Our professional fees were significantly higher for the nine months ended September 30, 2014 as compared to the same period ended September 30, 2013, due to our acquisition activities and regulatory compliance.

During the nine months ended September 30, 2014, net cash used by investing activities totaled $871,497, of which $501,367 was utilized in the acquisition of Yowza!! and $370,130 is attributable to labor costs related to software development costs. During the comparable nine month period ended September 30, 2013, net cash used in investing activities totaled $345,454, of which $9,016 was utilized in the purchase of fixed assets and $336,438 was attributable to labor costs related to software development.

During the nine months ended September 30, 2014, net cash provided by financing activities totaled $1,940,000 comprised of $1,895,000 which was received from investors purchasing shares of our common stock, $100,000 which was classified as a note payable from a related party, offset by $55,000 in debt repayment to related parties. In comparison, during the nine months ended September 30, 2013, financing activities provided $1,604,756, comprised of $1,732,322 which was received from investors purchasing shares of our common stock, $27,566 was utilized in the repayment of debt to non-related parties and $100,000 was utilized in debt repayment to related parties.

As of September 30, 2014, we had $153,045 of cash on hand, which includes $20,000 in restricted cash.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

In order to address these concerns, the Company has taken remediation steps including hiring a new Chief Financial Officer, Controller, and additional staff.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously discussed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Commission on May 15, 2014, the Company filed suit against a former employee (the “Former Employee”) for a declaratory judgment that no amount was owed. On April 14, 2014, the Former Employee filed a counterclaim against the Company. On June 20, 2014, the Company filed a motion to dismiss the counterclaim and as of the period ended September 30, 2014, is awaiting a decision by the court.

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

Item 1A. Risk Factors.

Except as disclosed below, our significant business risks are described in our Annual Report on Form 10-K filed with the Commission on March 31, 2014 which is incorporated herein by reference.

Risks Related to our Business

Our business is dependent upon our ability to attract and retain skilled personnel. If we are unsuccessful in our recruiting efforts or if we lose the services of skilled personnel, our business will be adversely affected.

The success of the Company is dependent to a significant degree upon the skill and experience of its founders and other key personnel including Bill Clark, Christopher Meinerz and others. The loss of the services of any of these individuals could adversely affect the Company’s business. The Company cannot assure prospective investors that it would be able to find adequate replacements for these key individuals. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees, who are in great demand. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Risks Related to our Common Stock

Our directors, executive officers and controlling persons as a group have significant voting power and may take actions that may not be in the best interest of shareholders.

Our directors, executive officers and controlling persons as a group beneficially own approximately 20% of our Common Stock.  They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to stockholders. This significant concentration of share ownership may also adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

Because we were a shell company prior to the acquisition of the assets of Spindle Mobile, holders of our common stock may be unable to sell their shares under Rule 144 until April 28, 2015, provided that the Company is subject to the Exchange Act Reporting Requirements at the time of such sale.

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

The transactions completed by the Spindle Mobile Agreement have been accounted for as a reverse capitalization with a shell company, thereby requiring the filing of Form 10 Information. As a result of the Company’s prior status as a “shell company”, stockholders who receive our restricted securities will not be able to sell them pursuant to Rule 144 without registration until at least one year has elapsed from the time that the issuer filed Form 10 Information with the Commission (the “One Year Anniversary Date”); provided, that the Company is subject to the reporting requirements of Sections 13 or 15(d) of the Exchange Act and if and for so long as we have complied with our reporting requirements in the 12 months immediately prior to the One Year Anniversary Date. While the Company believes the equivalent of Form 10 Information was filed with the Commission on August 6, 2013, while the Company was a voluntary reporter, in the Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, the Company has not received any assurances that Exchange Act reports filed while the Company was a voluntary reporter, and not subject to the Exchange Act reporting requirements, will satisfy the conditions of Rule 144 for prior shell companies. As a result, the Company can only provide assurances that its securities will be eligible for resale pursuant to the exemption from registration under Rule 144 on April 28, 2015, without objection from the Commission; provided that, the Company is current in its reporting obligations at the time of any individual sale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, the Company authorized the issuance of 685,000 shares of its common stock for cash proceeds totaling $342,500. As of September 30, 2014, 300,000 of these shares were unissued.

During the three months ended September 30, 2014, the Company agreed to issue a total of 465,853 shares of common stock to three individuals and companies for services valued at $553,000. As of September 30, 2014, 15,853 of these shares were unissued.

During the three months ended September 30, 2014, the Company authorized the issuance of 52,500 shares of common stock valued at $123,375 to the Chief Executive Officer as compensation for services.  As of September 30, 2014 the 23,490 of these shares were unissued.

During the three months ended September 30, 2014, the Company authorized the issuance of 10,000 shares of common stock valued at $14,500 to the Chief Financial Officer as compensation for services.  As of September 30, 2014 these shares were unissued.

During the three months ended September 30, 2014, the Company authorized the issuance of 30,000 shares of common stock valued at $55,200 to an employee as compensation for services.  As of September 30, 2014 these shares were unissued.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, inasmuch as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name and/or Identification of Exhibit

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)

2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)

2.3	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)

2.4	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)

2.5	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)

3.1	Articles of Incorporation, as amended(1)

3.2	By-Laws, as amended(1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer

101	Interactive Data File
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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer	November 12, 2014
William Clark

/s/ Christopher J. Meinerz	Chief Financial Officer, Principal Financial Officer, Chief Compliance Officer	November 12, 2014
Christopher J. Meinerz