Form 10-K
period 2014-12-31
SPINDLE, INC.
filed 2015-03-30
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 001-35521

SPINDLE, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8241820 (I.R.S. Employer Identification No.)

8700 E Vista Bonita Dr., Suite 260

Scottsdale, Arizona 85255

(Address of principal executive offices)

(Zip Code)

(800) 560-9198

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $51,670,269, based on the last reported sale price of such stock as reported on such date.

As of March 30, 2015, the registrant has 42,268,773 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPINDLE, INC.

FORM 10-K

For the year ended December 31, 2014

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Annual Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

Item 1. Business.

Company History

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (“Spindle Mobile”), as described below, we generated minimal revenues from the golf-related business.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, a Delaware corporation in the business of data processing, mobile payments fields and other related fields, in exchange for approximately 80% of our issued and outstanding common stock of the Company, which shares were distributed to the stockholders of Spindle Mobile, Inc., pursuant to the terms and conditions of an Asset Purchase Agreement (the "Spindle Mobile Agreement").

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from "“Coyote Hills Golf, Inc." to "Spindle, Inc." Additionally, we changed our authorized capital from 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 preferred stock, $0.001 par value.  The actions were approved on November 11, 2011, by the consent of the majority stockholders who represented 90% of our issued and outstanding common stock, and were effective on of December 2, 2011.

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired, substantially all of Parallel’s assets of Parallel Solutions, Inc. (“Parallel”) used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the "Parallel Indemnification Escrow") and 100,000 shares (the "Parallel Deferred Consent Escrow”) were deposited in escrow with our transfer agent.  The Parallel Indemnification Escrow was released on January 23, 2014. On October 29, 2013, the Parallel Deferred Consent Escrow was released to Parallel after certain specified contract assignments and residual revenue streams were assigned to the Company pursuant to the Parallel Agreement.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork, Inc., a Delaware corporation (“MeNetwork”),, (2) on March 20, 2013, substantially all of the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 were deposited in escrow with our transfer agent for the purposes of satisfying any indemnification claims.  The MeNetwork Indemnification Escrow was released pursuant to the MeNetwork Agreement. On October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a former director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment”), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

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

Business

Spindle is a commerce solution company focused on serving small and medium-sized businesses and their current and potential customers. We supply a Unified Commerce solution that is comprised of point-of-sale (“POS”), mobility, operational and marketing services that we believe enables merchants to attract and retain customers through the use of our proprietary platforms and systems. While a relatively new concept in the industry, Unified Commerce supplies a critically important service to merchants. It is based on using partners to deliver a comprehensive solution which combines various technologies in a single delivery point to a business. It offers a full range of features and services, while eliminating the disruption and cost associated with deploying previously disparate solutions. We believe today’s merchant wants innovation, simplicity, and one point of service, without disruption to their businesses. We believe our unified commerce philosophy addresses this desire through a single source delivery.

Spindle has developed, or acquired, three primary components necessary to enable mission critical commerce activities between merchants and their customers. These services are (1) a full function payment aggregation platform forming the foundation of the unified architecture, (2) a Software-as-a-Service (“SaaS”) POS solution that resides in the cloud and serves as the entry point for merchants, and (3) a marketing platform that delivers hyperlocal identity, social media, and listings for businesses. Each local market is connected through our national Yowza!! branded consumer facing marketing platform.

Payments Platform

We believe Spindle operates one of the few “self-service” payment facilitator platforms (“PF”) in the country. As a PF, we provide services to merchants under a process defined by the card associations as “Aggregation” or “Master Merchant.” Spindle holds the merchant relationship with our sponsoring bank and bears the risk of underwriting and fraud. We use a single identified mark of “SPI*” on the Visa, MasterCard, Discover, and American Express networks with our registered identification, which is seen by cardholders every day.

The Company provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. By providing all of the necessary services, we are designated in the market as a “self-service” payment facilitator. We control all of these necessary aspects in the payment process. We are then able to supply a one-step boarding process for our channel partners and value-added resellers, streamline the underwriting process for merchants, and leverage credit, funding, and transaction velocity to manage fraud to a very low-level, compared to other aggregators in the market. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

We believe recent changes in the PF market have increased the value and relevance of Spindle’s payment processing platform. American Express and MasterCard have increased the processing limits for a sub-Merchant under a Master Merchant arrangement to $1 million in sales volume per card type. We expect the other card networks to follow suit in 2015. With this expansion in processing volume, Spindle can now process for traditional small-medium sized business (“SMBs”), which make up approximately 50% of the 11 million merchants in the US. Expanding beyond the “micro” merchant segment enables us to leverage the quick boarding, risk management, and full service nature of our processing platform in a market we believe is undergoing a rapid evolution.

Additionally, we believe the recent introduction of ApplePay, Google’s acquisition of SoftCard, and PayPal’s acquisition of Paydiant, the supplier to Merchant Customer Exchange (MCX) CurrentC, provides evidence that mobile payment use is likely to increase. As an acquiring service provider to merchants, Spindle is well positioned to capitalize on growth in this area. The Company intends to derive revenue from the payments made by consumers using digital wallets at the many merchant locations that rely on Spindle-powered POS and shopping apps.

Chip card upgrades in the U.S. drive another very important evolution in the payment processing market. The card associations are actively promoting the move to the chip card infrastructure, also known as Eurocard-MasterCard-Visa (“EMV”) standard. This is in response to many of the recent data breaches where credit card numbers have been stolen. The EMV standard helps to reduce the use of stolen credit cards. While there is much debate on the exact benefits of EMV, it appears to have significant momentum with monetary penalties and a liability shift to the merchants who do not process their payments using the embedded EMV chip. This means that 11 million US-based merchants will have to decide whether to upgrade, replace, or take the risk of keeping their current non-EMV capable POS platforms. Regardless of the actual number of merchants who are driven by EMV alone, this dialog is universal.

POS

Historically, POS systems have usually been deployed in piecemeal: cash registers from one vendor, credit card terminals from another, inventory management, loyalty programs, web services, and social media support all from separate sources. The Company believes that a Unified Commerce platform, defined as a service that integrates these services into a single managed cloud-based solution, is necessary in the market. The Company’s cloud-based infrastructure allows merchants to leverage the services they need, when they need it, delivered through a common portal.

The Company provides a full service POS platform that is leverages our Unified Commerce capability. The Yowza!! POS SaaS offers native iOS and Android (and soon, Microsoft) apps, as well as a fully web-enabled interface to facilitate mobile, web and in-store interaction between merchants and their customers. It tracks inventory, leverages 2D and 3D bar codes for inventory and sales tracking, supports on-line ordering and shopping on the public side of the POS system, mobile based table ordering and payment, and shipping management for retailers, along with robust reporting capabilities.

We believe our Yowza!! POS service and its features are favorably poised to serve mobile-enabled customers. In addition to traditional POS capabilities, the Company can easily deliver other mission critical services, like accounting, security, and marketing. For example, we can now integrate surveillance video through our partner, Clear2There. Their cloud-based video and sensor monitoring service can integrate with the POS and payment processing platform to help merchants monitor and record events such as voids, over-rings, alcohol sales, or large ticket sales.  The interaction between these systems happens in the cloud, and does not require complicated or multi-vendor technical coordination that the merchant must manage.   This, in essence, is the appeal of Unified Commerce. A single solution, from a single vendor, that performs a multitude of tasks beyond the traditional silos. Flexible and robust, delivering the services that merchants need, while minimizing expense and squeezing out complexity.

Hyper-local

Every merchant, whether a national chain or single-site business, resides in a local market with unique dynamics and communication needs. The Company believes based on its experience from the acquisition of MeNetwork, “local” is key to driving sales and customer loyalty. We believe repeat business requires having a personal connection with customers. The Company delivers on the local market engagement with the Yowza!! Local program. It combines the benefits of the national branded shopping app and in-store consumer engagement program that is designed to help smaller merchants compete locally through a package of marketing services:

•

Web and mobile website

•

Social media

•

Search engine optimization and local search optimization

•

Email marketing

•

Community Portal and Directory

•

Local marketing

•

Blogs

•

Video

We believe mobile engagement is key to improve the merchant-customer relationship.  With advanced beacon technology, we can deliver rich media content and personal messages to shoppers, while in-store, to generate instant promotions and immediately recognize loyalty. Spindle’s technology enables merchants to connect consumers and facilitate immediate and ongoing communication.

Data Analytics

The Company recognizes the significant role that data will play in the mobile and ecommerce sectors, and has started to establish partnerships with a number of data analytics solutions providers. The Company’s Unified Commerce platform provides the foundation for what will become individualized consumer engagement, which we believe will be the next step in the market’s evolution.

The combination of analytics and beacons signify a bold new step in merchandising and marketing. Offered as a single service through our Unified Commerce platform, merchants can identify repeat customers when they enter a shop. The system can automatically retrieve recent purchase history and then make recommendations on new purchases. Video content that provides product information can be sent to the consumer’s mobile phone, accompanied by incentives and other offers. It is a completely automated process.

The underlying technology is available, as is the data. This technology evolves mobile marketing traditional “push” strategy to “pull” efforts that brings sales efforts to a hyper local level. We believe with the use of data analytics, it will be possible to deliver a specific rich media communication to a customer while they shop.

Combine the many market forces including the move toward EMV mandates, the acceleration of digital wallets from Apple, Google, and PayPal, the need to drive sales in the local market, and the cost saving opportunity of a Unified Commerce platform, and we believe the Company delivers a compelling service supported by a strong return-on-investment and the need to upgrade marketing and consumer engagement technologies. With this technology, a merchant of any size can enter the competitive marketplace and attract and retain customers, all at a historically low price point. We believe the Company’s Unified Commerce services change everything.

Competition

We compete in the mobile commerce solutions market, providing products and services for payment processing and mobile marketing solutions, including payment aggregation, location-based services, and advertising.  The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business.

Our business is constantly evolving and the market is highly competitive and includes many large, well-funded and experienced participants. We currently do not represent a significant presence in the payment processing industry. As we grow our business, we will compete with online and offline merchants offering similar products and services. We also compete with other businesses that focus on payment processing and POS solutions. In addition, we compete with online and traditional couponing companies. We believe that we compete favorably through our Unified Commerce solution, our full service POS platform and our focus on SMBs. We believe that our platform is offered at a price point that attracts SMBs, who otherwise would not utilize such a system. We believe this, in combination with our strategic partnerships, will keep us competitive in the marketplace.

Our Growth Strategy

Sales

We serve three categories of customers: 1) individual consumers; 2) individual businesses or merchants; and 3) third party resellers, such as advertising and content media companies, and merchant services providers and other resellers such as Value Added Reseller (“VARs”). We derive revenue from the sale of our services to merchants. Spindle’s services enable merchants to attract, market to, and retain their customers though our Yowza!! advertising platform, as well as processing payments for goods and services sold  through the Yowza!! POS platform, website based shopping cart, or by accepting card swipe transactions on the Yowza!! Cloud POS or enabled reseller mobile app. All of these leverage our payment processing service.

We reach merchants in two ways, either through direct sales or through reseller channels. Direct sales are generated using employees and contract labor, web or app store traffic, and by viral methods such as referrals from our customers and merchants. Additionally, we have signed several reseller agreements to extend our reach into specialized markets through gateway service providers. We consider our reseller agreements to be “indirect” sales. Our resellers fund the sales efforts, while the Company enables the technology for marketing and payment systems. The reseller delivers a bundled solution to their customers. Recently, resellers have begun selling Yowza!! branded solution to leverage the national brand identity and unified commerce platform.

We currently support more than 25 separate channel programs that we designate as “white label” partners, who place their brand on the product or bundle our services within theirs. Resellers can leverage the benefits of the Company’s technology and combine it with the reseller’s product in a single product offering. No single reseller represents more than 20% of our revenue.  Contracting with resellers is one of the core tenants of our growth plans in 2015.

During 2015, the Company is focused on driving the Yowza!! brand, and increasing the revenue per unit by delivering a higher value service. Instead of servicing the “micro” merchant market, as was our focus last year, we are now driving sales to the SMB community through the sale of our SaaS tablet-based POS, bundled with the Yowza!! marketing and couponing service, and other unified services described above. Spindle’s Unified Commerce platform is a new bundle delivered in first quarter of 2015, and will be the basis of our revenue going forward.

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

The Dodd-Frank Act also created two new independent regulatory bodies in the Financial Reserve System. The Consumer Financial Protection Bureau has significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products; although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations. The Financial Stability Oversight Council is tasked, among other responsibilities, with identifying “systemically important” payment, clearing and settlement systems that will be subject to new regulation, supervision and examination requirements, although it is not clear whether Spindle would be deemed “systemically important” under the applicable statutory standard. If Spindle were deemed to be  “systemically important,” it could be subject to new risk management regulations relating to its payment, clearing, and settlement activities. New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements. In addition, a “systemically important” payment system could be required to obtain prior approval from the U.S. Board of Governors of the Federal Reserve System or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payment system. These developments or actions could increase the cost of operating our business and may make payment card transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.

We are also required to comply with Payment Card Industry (“PCI”) data protection policies. We employ an external PCI audit firm to ensure that we are following best practices and have the required system reviews. We are currently certified by Megaplan IT to operate as a Service Provider at Level 1, which is the highest certification.

Intellectual Property

Our intellectual property portfolio supports and enhances our enterprise payment solutions, which is developed both internally and through acquisition.  We own 4 patents and we have an additional 2 patent applications pending with the United States Patent & Trademark Office (U.S.P.T.O) and 3 applications in various stages of completion. Our patent portfolio plays an integral role in technology platforms and services we believe foundational to the methods used in networked payments. The patent portfolio includes one continuation patent in a family of patents related to “Processing Payment on the Internet” now pending with the U.S.P.T.O.  The issue date and expiration date of our issued US patents are included in the table below.

U.S. Patent No.	Issue Date	Expiration Date	Filing Date	Title
5,822,737	10-13-1998	10-13-2018	02-05-1996	Financial Transaction System
5,963,917	10-05-1999	10-05-2019	10-05-1998	Financial System of Computers
5,991,738	11-23-1999	11-23-2019	11-12-1997	Automated Credit Card Processing
6,381,584	04-30-2002	04-30-2022	09-07-2000	Computers in a Financial System

Employees

We currently employ 13 employees, including executive management, sales (including channel management), client services, technology development and IT infrastructure management, technical administration and implementation, and reception. We outsource some of our core technology development. We have no labor union contracts and believe relations with our employees are satisfactory.

Item 1A.  Risk Factors.

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to our Business

We have incurred losses since our inception and cannot assure you that we will achieve profitability.

The Company has an accumulated deficit of $15,252,417 and $6,330,395 as of December 31, 2014 and December 31, 2013, respectively.  The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.

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

The revenues we earn are not adequate to either sustain or expand our operations.  During the year ended December 31, 2014, we earned $868,462 in revenues, but our cost of sales and total expenses totaled $8,298,689 resulting in a net operating loss of $7,430,227.  We require additional working capital to support our business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Pressures from competitors with more resources may limit our market share, our ability to become profitable, and our growth.

We operate in the highly fragmented and very competitive electronic payment processing and mobile marketing industries. We do not currently represent a significant presence in either of these industries. Our competitors include large organizations, such as PayPal, Square, Groupon, and Apple, as well as other newly emerging organizations. Some of our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in the requirements or preferences of our channel partners, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. Some of our competitors are also significantly larger and have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies and enabled new competitors to emerge in our markets. In addition, we may face competition from solutions developed internally by our channel partners. Because price and related terms are key considerations for many of our channel partners, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. To the extent we cannot compete effectively, our market share and, therefore, our ability to become profitable and to grow our business, could be materially adversely affected.

We need to continue to develop our direct sales force in order to obtain new customers. If we cannot successfully hire and develop direct sales personnel, our growth will be impeded.

Our performance depends on our ability to successfully sell our services to channel partners such as banks, cellular carriers, and other third party companies looking to offer a mobile payment solution by purchasing our SaaS platform rather than building an in-house solution.  We believe that our future growth will depend on the continued development of our direct sales force and their ability to obtain new customers, particularly large enterprise customers, and to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New sales personnel require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our software and services will suffer and our growth will be impeded.

Our business is dependent upon our ability to attract and retain skilled personnel. If we are unsuccessful in our recruiting efforts or if we lose the services of skilled personnel, our business will be adversely affected.

The success of the Company is dependent to a significant degree upon the skill and experience of its founders and other key personnel including Bill Clark, Lynn Kitzmann and others. The loss of the services of any of these individuals could adversely affect the Company’s business. The Company cannot assure prospective investors that it would be able to find adequate replacements for these key individuals. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees, who are in great demand. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

The financial services industry is the subject of increasing regulatory focus, which may result in the imposition of costly new compliance burdens on us and our channel partners and may lead to increased costs and decreased transaction volumes and revenue, which could have a material adverse effect on our business and results of operations.

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

We must rely on banks or other payment processors to process transactions, and therefore, must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us as well as increase such processor’s own fees for processing. Increases in interchange fees and assessments could increase our operating costs and reduce our profit margins. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize our competitive position against traditional credit and debit card processors.

We are required by our processors to comply with payment card network operating rules, and we have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our channel partners. The payment card networks set and interpret the card rules. Payment card networks could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give customers the option of using payment cards to fund their payments. If we were unable to accept payment cards, our business would be seriously damaged.

We are also required to comply with special operating rules enacted by the payment card networks for payment service providers and payment facilitators. We and our payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the discretion of the payment card networks. We also could be subject to fines from payment card networks if we fail to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, we must either prevent such merchants from using our services or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants.

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

Our business is based upon our ability to securely, rapidly and reliably receive and transmit data through our systems. One or more of our platforms could slow down significantly or fail, or be breached, for a variety of reasons, including:

•

failure of third party equipment, software or services utilized by us,

•

undetected defects or errors in our software programs, especially when first integrated into production,

•

unexpected problems encountered when integrating changes, enhancements or upgrades of third party equipment or software with our systems,

•

computer viruses,

•

inability to secure PCI compliance certification at the required level to operate as a registered PSP/PF,

•

natural or man-made disasters disrupting power or telecommunications systems generally, and

•

damage to, or failure of, our systems due to human error or intentional disruption such as physical or electronic break-in, sabotage, acts of vandalism and similar events.

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

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of common stock pursuant to the safe harbor of Rule 144 under the Securities Act, subject to its availability and certain limitations thereunder, or pursuant to the exemption from registration provided by Section 4(1) of the Securities Act. In general, pursuant to Rule 144 as in effect as of the date of this report, a stockholder (or stockholders whose shares are aggregated) who has satisfied the applicable holding period and is not deemed to have been one of our affiliates at the time of sale, or at any time during the three months preceding a sale, may sell their shares of common stock; provided that, (1) one year has elapsed since the filing of Form 10 Information; (2) we are subject to the Exchange Act reporting requirements and (3) we are current in filing our Exchange Act reporting requirements. In addition, Section 4(1) of the Securities Act provides an exemption from registration under the Securities Act for transactions by any person other than an issuer, underwriter or dealer, and such exemption may be an available exemption to certain stockholders desiring to resell their shares of our common stock, albeit without the safe harbor provided by Rule 144. Registration of re-sales of our shares of common stock, as we are doing for the selling stockholders, also increases the amount of shares eligible for resale. Any substantial sale, or cumulative sales, of our common stock pursuant to Rule 144 or Section 4(1) under the Securities Act or pursuant to any resale registration statement may have a material adverse effect on the market price of our securities. As of the date of report, greater than 3/4 of our outstanding shares of common stock would be eligible for resale pursuant to Rule 144 if and when Rule 144 becomes available to our stockholders.

Our shares of common stock are subject to penny stock regulation. Because our common stock is penny stock, holders of our common stock may find it difficult or may be unable to sell their shares.

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

Our stock price may be volatile and you may not be able to resell your shares at or above the price you paid. In addition, volatility in the price of our common stock may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

our ability to execute our business plan;

•

changes in our industry;

•

competitive pricing pressures;

•

our ability to obtain working capital financing;

•

additions or departures of key personnel;

•

limited “ public float ” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing

•

pressure on the market price for our common stock;

•

sales of our common stock;

•

operating results that fall below expectations;

•

regulatory developments;

•

economic and other external factors;

•

period-to-period fluctuations in our financial results;

•

our inability to develop or acquire new or needed technologies;

•

the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

•

changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or

•

failure of those analysts to initiate or maintain coverage of our common stock;

•

the development and sustainability of an active trading market for our common stock; and

•

any future sales of our common stock by our officers, directors and significant stockholders.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

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

Management believes that its disclosure controls and procedures as of December 31, 2014 and each of the 2013 and 2014 fiscal quarters were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties. This may cause investors to lose confidence in our financial reporting and have an adverse effect on the trading price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and the principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. As a result of characterizing the Spindle Mobile asset acquisition as a reverse capitalization requiring a restatement of the Company’s financial statements as of December 31, 2011 and for each of the 2012 fiscal quarters, there is presumption that the Company’s internal control over financial reporting for the years ended December 31, 2013 and 2014 were ineffective due to the Company’s limited resources and personnel, resulting in limited segregation of duties.  Because of this material weakness, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock.

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

Our directors, executive officers and controlling persons as a group own approximately 14% of our common stock.  They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to the remaining stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

Item 1B.  Unresolved Staff Comments.

The registrant is a smaller reporting company and is not required to provide this information.

Item 2.  Properties.

Our headquarters are located at 8700 E Vista Bonita Dr., Suite 260, Scottsdale, AZ 85255. Our corporate headquarters consists of approximately 4,881 square feet of office space that we lease from Brentwood Scottsdale, LLC at a rate of $6,488 per month.  The lease term is 40 months and expires December 31, 2016.  We believe that the office space we occupy is suitable for our current operations.

Management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

On February 21, 2014, we filed an action against a former employee (the "Former Employee") in the United States District Court for the District of Arizona. Prior to this suit, the Former Employee alleged that we owed him a bonus payment and certain stock options stemming from his employment with us and that the termination of his employment violated Texas employment law. The Former Employee claimed that we owed him approximately $350,000. Our suit seeks, among other things, a declaratory judgment that no amounts are owed to the Former Employee. On April 14, 2014, the Former Employee filed counterclaims for, among other things, wrongful termination, common law fraud and breach of contract. The Former Employee is seeking damages for lost wages, benefits, and stock options the Former Employee alleges he is owed, punitive damages, and other relief. On June 20, 2014, we filed a motion to dismiss the counterclaims. On October 2, 2014, the court entered an order that granted, in part, and denied, in part our motion. Among other things, the court dismissed the Former Employee’s common law fraud counterclaim. Subsequent to the court’s order, the Former Employee voluntarily dismissed his counterclaim for breach of contract. The Former Employee’s only remaining counterclaim is for wrongful termination. We intend to vigorously pursue our claims and our defense in this matter.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock, $0.001 par value per share, has been quoted on the OTCQB marketplace operated by OTC Markets Group, Inc. under the symbol “SPDL” since January 18, 2012.  The following table sets forth the quarterly high and low reported last bid prices for our common stock during each quarter of fiscal years 2014 and 2013.  Our stock is thinly traded, and there is currently no active market in the trading of our stock.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2013	$1.70	$1.70
June 30, 2013	$1.70	$0.99
September 30, 2013	$1.02	$0.35
December 31, 2013	$1.92	$1.88
March 31, 2014	$2.95	$1.76
June 30, 2014	$2.20	$1.31
September 30, 2014	$1.45	$0.84
December 31, 2014	$1.00	$0.59

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

Holders

As of March 30, 2015, Spindle, Inc. has approximately 42,268,773 shares of $0.001 par value common stock issued and outstanding, held by 321 holders of record.  Our Transfer Agent is Manhattan Transfer Registrar Company, Inc., 57 Eastwood Road Miller Place, NY 11764.

Securities Authorized for Issuance under Equity Compensation Plans

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees and directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2014, options to purchase up to 3,460,834 shares of common stock have been granted of which 2,118,334 are vested.

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

On June 4, 2014, our Board of Directors approved the 2014 Consultants’ Compensation Plan that governs equity awards to compensate certain consultants and advisors of the Company, including but not limited to attorneys for services rendered to the Company. There are 4,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2014, 602,958 shares of common stock have been granted.

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise prices of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,460,834	$0.50	2,539,166

Equity compensation plans not approved by stockholders (1)	-	-	3,397,042

Total	3,460,834	$0.50	5,936,208

(1)

During 2014, we issued a total of 602,958 shares of common stock to Richardson and Patel pursuant to the Company’s 2014 Consultants’ Compensation Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

During the three months ended December 31, 2014, the Company authorized the issuance of 100,000 shares of its common stock for cash proceeds totaling $50,000. As of December 31, 2014 these shares were unissued.

During the three months ended December 31, 2014, the Company agreed to issue a total of 370,500 shares of common stock to two individuals and companies for services valued at $303,145. The company also cancelled 8,000 previously authorized and un-issued shares valued at $7,500.

During the three months ended December 31, 2014, the Company authorized the issuance of 94,500 shares of common stock valued at $108,475 to the Chief Executive Officer as compensation for services.

During the three months ended December 31, 2014, the Company authorized the issuance of 10,000 shares of common stock valued at $14,500 to the former Chief Financial Officer as compensation for services.

During the three months ended December 31, 2014, the Company authorized the issuance of 125,000 shares of common stock valued at $98,350 to several employees as compensation for services and bonus.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, inasmuch as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

Item 6.  Selected Financial Data.

The registrant is a smaller reporting company and is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included in this report.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Spindle’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; the accuracy of our accounting procedures and other estimates; the Company’s future financial and operating results, cash needs and demand for services; and the Company’s ability to maintain its permits and licenses. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.” We were previously an online retailer of golf-related apparel, equipment and supplies, however, we generated minimal revenues from that line of business. With our acquisition of Spindle Mobile, Inc. in December 2011, we became a commerce-centric company with three primary customers: 1) individual consumers (buyers); 2) individual businesses (merchants or sellers); 3) third party resellers, such as advertising and content media companies, and merchant services providers and other resellers. We generate revenue under the Spindle product line through our patented cloud-based payment processes. We believe that our secure payments process as well as coupons, offers and loyalty programs and open consumer feedback about the products consumers purchase from the merchants we serve creates trust between consumers and merchants. We provide the platform for the secure movement of funds between these parties as well as provide to brands, merchants, and institutions the conversion tools necessary to deliver a seamless frictionless finance system.

We have been growing our business through acquisitions and we expect to continue to expand in this manner.

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between us and Parallel Solutions Inc., a Nevada corporation (“Parallel”), we acquired substantially all of the assets used in connection with Parallel’s business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven Parallel employees in exchange for 538,570 unregistered shares of our common stock, of which 53,857 shares (the “Indemnification Escrow”) and 100,000 shares (the “Deferred Consent Escrow”) were deposited in escrow with our transfer agent. The Indemnification Escrow was held for a period of one year from the Parallel Acquisition Closing Date and was available to compensate us, pursuant to the indemnification obligations of Parallel under the Parallel Agreement, and for any necessary accounts receivable adjustment after the Parallel Acquisition Closing Date. The Indemnification Escrow has been terminated and the common stock has been released. The terms of the Parallel Agreement provided that the Deferred Consent Escrow would be held for a period of up to five years following the Parallel Acquisition Closing Date and would be released to Parallel or its legally permitted assign(s) incrementally as and when certain specified contract assignments or residual revenue streams were properly assigned to us or the residual revenue streams in respect of such specified contracts were bought out by the applicable third party. As of the date of this report, these conditions have been satisfied and the Deferred Consent Escrow has been terminated and the common stock has been released.

On March 20, 2013 (the “MeNetwork Closing Date”), we assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement, dated March 1, 2013 (the “MeNetwork Agreement”). As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, we issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares were held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims. The escrow has been terminated and the shares of common stock have been released. In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of Spindle, we agreed to issue an additional 750,000 shares of common stock to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and a current director of Spindle. On October 7, 2013 the 750,000 shares were issued to Mr. Page pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

On January 3, 2014 (the “Yowza Closing Date”), the Company acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application (the “Yowza Assets”), and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock. Ten percent of the Aggregate Share Consideration was issued to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions. In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, was deposited in escrow for a period of one year from the Yowza Closing Date for the purpose of satisfying Yowza’s indemnification obligations under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Yowza Closing Date. The Yowza!! Indemnification Escrow was released on January 12, 2015 and the escrow has been terminated.

Because our operating expenses exceed our revenues, we have relied primarily on sales of our securities and loans from related parties to fund our operations. We will continue to require substantial funds to support our operations and carry out our business plan. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be successful in raising additional funds as needed or if, successful we may not be able to raise funds on terms that are favorable to us. We cannot guarantee that we will ever be profitable. As a result, our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to forecast future revenue. Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.

Results of Operations

Comparison of Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. During the year ended December 31, 2014, we generated a total of $868,462 in revenues and incurred $311,364 in cost of sales, which produced a gross profit of $557,098. In the year ended December 31, 2013, we generated $1,313,621 in gross revenues and incurred $563,478 in cost of sales, which produced a gross profit of $750,143.

The year-over-year decrease in revenues and gross profit is due to management’s decision to focus the majority of resources on platform integration and development at the expense of short-term revenue generation, based on our belief that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

The decision to embed new and innovative features in our software platform, along with the increased complexities of integrating the YOWZA!! and MeNetwork platforms, delayed our sales efforts. Management also reviewed the profitability of all of our customer relationships, which resulted in the strategic cancellation of contracts that did not generate positive cash flow to us. Management believes that the full technology platform development has now reached the stage where we can begin to aggressively sell our solutions to the market. We expect to see increase in licensing and transactional revenue in future quarters by bringing the full platform to market.

As stated previously, we only recently changed our business direction. Therefore, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to forecast future revenue.

EBITDA

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal year ended December 31, 2014 and 2013 follows:

	For the Year Ended December 31,								Adjusted EBITDA Change
	2014			2013			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 868,462		$ 868,462	$ 1,313,621		$ 1,313,621	$ (445,159)	-34%	$ (445,159)	-34%
Cost of sales	311,364		311,364	563,478		563,478	(252,114)	-45%	(252,114)	-45%

Gross profit	557,098		557,098	750,143		750,143	(193,045)	-26%	(193,045)	-26%

Expenses
Depreciation and amortization	592,137	(592,137)	-	244,818	(244,818)	-	347,319	#	-	0%
Promotional and marketing	126,215		126,215	81,783		81,783	44,432	54%	44,432	#
Consulting	2,377,212	(2,216,570)	160,642	1,053,417	(744,889)	308,528	1,323,795	#	(147,886)	-48%
Salaries and wages (including equity compensation)	3,050,064	(1,505,758)	1,544,306	1,498,446	(234,266)	1,264,180	1,551,618	#	280,126	22%
Directors fees	174,839	(174,839)	-	200,850	(200,850)	-	(26,011)	-13%	-	0%
Professional fees	1,100,240	(816,524)	283,716	808,882	(449,476)	359,406	291,358	36%	(75,690)	-21%
General and administrative	566,618	(8,000)	558,618	492,315		492,315	74,303	15%	66,303	13%
Total operating expenses	7,987,325	(5,313,828)	2,673,497	4,380,511	(1,874,299)	2,506,212	3,606,814	#	167,285	7%

Net Operating Loss / Adjusted EBITDA	$ (7,430,227)	$ 5,313,828	$ (2,116,399)	$ (3,630,368)	$ 1,874,299	$ (1,756,069)	$ (3,799,859)	#	$ (360,330)	21%

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

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. Accounting fees include: auditing by our independent registered public accountants, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services. Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and costs related to the preparation and submission of reports and information statements with the U.S. Securities and Exchange Commission.

During the year ended December 31, 2014, operating expenses totaled $7,987,325.  Comparatively, in the year ended December 31, 2013, we incurred $4,380,511 in operating expenses.  Depreciation and amortization was $592,137 and $244,818 for the years ended December 31, 2014 and 2013, respectively.   General and administrative expenses were $566,618 in 2014 compared to $492,315 in 2013.  Consulting expenses increased from $1,053,417 in 2013 to $2,377,212 in 2014, which included retainers and one time common stock expenses for rendered services.  Salaries, wages, and benefits increased from $1,498,466 in 2013 to $3,050,064 for the year ended December 31, 2014 due to the increase in client services, management, and internal development resources, which included a non-cash stock compensation expense of $1,505,758.  Director’s fees decreased from $200,850 in 2013 to $174,839 in 2014.  Promotional and marketing expenses increased from $81,783 in 2013 to $126,215.  Professional fees increased from $808,882 in 2013 to $1,100,240.

Other Expense

Net loss on settlement in the amount of $63,864 for the fiscal year ended December 31, 2013 relates to the issuance of 1,424,075 previously authorized shares of the Company’s common stock held in escrow in connection with our Net MoneyIn (“NMI”) acquisition in 2011. The release of shares occurred as a result of a full and final settlement agreement dated November 27, 2013. Pursuant to the agreement, we agreed to release a total of 800,000 of the aforementioned shares and forgive two notes receivable acquired through our acquisition of NMI with a total balance of principal and interest totaling $302,625. In addition, we agreed to issue the remaining 624,075 escrowed shares in settlement of a note payable previously assumed by our Chief Executive Officer and a director, together with accrued interest totaling $238,761. In exchange for the shares, notes receivable in the aggregate amount of $302,625 and a note payable of $238,761 (including accrued interest) held by the plaintiffs in the legal action were extinguished and a release from claims was executed between the parties.

The Company recognized interest expense on notes payable for the year ended December 31, 2014 of $1,994 compared to $19,550 for the year ended December 31, 2013. The decrease in expense year over year is directly related to utilizing less debt and raising capital through direct investments and sales of equity in the company.

MeNetwork Earnout settlement in the amount of $750,000 for the fiscal year ended December 31, 2014 relates to the issuance of 1,000,000 shares of the Company’s common stock a result of the MeNetwork Amendment. Pursuant to the Amendment, we agreed to issue a total of 1,000,000 of the aforementioned shares in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the MeNetwork Purchase Agreement during the Earnout Period.

The Company is required to annually test the goodwill balance for impairment by comparing the fair value of the reporting unit to the carrying amount of the reporting unit. The Company estimated the fair value of the goodwill associated with the MeNetwork acquisition and determined that the carrying value of the reported goodwill exceed the fair value. As a result, the Company recognized a loss on the impairment of goodwill for the fiscal year ended December 31, 2014 of $669,993.

The Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost carrying value many no longer be appropriate. The Company estimated the carrying value of license agreement associated with Spindle Mobile exceeded its estimated fair value. As a result, the Company recognized an impairment loss for the fiscal year ended December 31, 2014 of $69,808.

Net Losses

Our net loss for the year ended December 31, 2014 was $8,922,022 compared to a net loss of $3,713,782 for the year ended December 31, 2013.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the year ended December 31, 2014 was $1,691,787 compared to $1,815,443 for the year ended December 31, 2013.

Cash used in investing activities was $1,043,729 during the year ended December 31, 2014, specifically related to the purchase of capitalized software and domain names. Comparatively, cash used in investing activities was $528,877 in the period ended December 31, 2013.  The cash was used for the acquisition of intellectual property and internal software development costs.

During the year ended December 31, 2014, net cash provided by financing activities totaled $2,205,000 of which $1,945,000 was received from investors purchasing shares of our common stock, $215,000 was received from advances to the Company, and $100,000 in proceeds from notes payable to related parties. This was partially offset by a $55,000 repayment against notes payable to related parties. In comparison, during the year ended December 31, 2013, financing activities provided $2,933,059 in cash, primarily from sales of our common stock.

As of December 31, 2014, we had $169,807 of cash on hand. Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months. We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We do not have any off-balance sheet arrangements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources, primarily the valuation of intangible assets and equity-based instruments.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty.  In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Please see Note 1 to our financial statements for a more complete description of our significant accounting policies.

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

Stock-Based Compensation

The Company records stock based compensation in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Recently Issued Accounting Pronouncements

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various control procedures not regularly performed due to the lack of staff and resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets for the names and ages of our directors and executive officers:

Name	Age	Position

William Clark	57	President, Chief Executive Officer And Chairperson of the Board of Directors

Lynn Kitzmann	36	Chief Financial Officer

Christopher Meinerz	48	Secretary, Treasurer and Director

John Devlin	70	Chairman of Audit Committee and Director

Glenn Bancroft	58	Chairman of Compensation Committee and Director

Tony Van Brackle	56	Director

Dr. Jack Scott	61	Chairman of Nominating Committee and Director

Terms of Office

Our directors are elected by the stockholders and serve until their successors are elected and qualified, or until he or she resigns or is removed in accordance with our bylaws and the provisions of the Nevada Revised Statutes.

Our officers are appointed by our board of directors and serve at the pleasure of the board or until the officer’s resignation.

Background of Executive Officers, Directors, Promoters and Control Persons

William Clark has served as our President since January 18, 2012, as our Chief Executive Officer since April 17, 2013 and as a director since February 27, 2014.  From January 18, 2012 until April 15, 2014 he also served as our Principal Financial Officer.  He joined Spindle in January 2011, and through his leadership, we have developed a unique mobile commerce solution that combines multiple aspects of mobile payments and mobile marketing technologies.  Mr. Clark achieved this by combining our custom built payment platform with capabilities acquired through targeted acquisitions of four leading technology companies.  Before joining Spindle, from April 2005 to January 2011, Mr. Clark served as executive vice president and general manager for Apriva’s Point of Sale division, where he led Apriva’s expansion to become North America’s leading provider of wireless payment technology.  Prior to Apriva, Mr. Clark served as general manager of wireless products for First Data Merchant Services.  During his 17 year tenure with First Data, he pioneered the delivery and sales of emerging technologies over a wide range of markets, including Internet banking, electronic bill presentment, web-based merchant services, chip cards, and the release of Internet and wireless acquiring products.  Mr. Clark holds a Bachelor of Science degree in Electronics and Management from Southern Illinois University and an MBA from University Nebraska Omaha.  Mr. Clark’s extensive experience in wireless payment technology led us to believe that he should serve as a director.

Lynn Kitzmann has served as our Chief Financial Officer since February 18, 2015. Since May 12, 2014, she has served as the Company’s Controller.  Prior to joining the Company, Ms. Kitzmann served as Assistant Controller at Redflex Traffic Systems in Phoenix, Arizona from June 2013 to June 2014.  Prior to her experience at Redflex, Ms. Kitzmann was Manager of Accounting and Financial Reporting at Rural Metro Corp. in Scottsdale, Arizona from January 2009 to June 2013.  Ms. Kitzmann has extensive experience in similar accounting and financial reporting positions during her career with both public and private companies.  Ms. Kitzmann began her career in public accounting with the firm of Pricewaterhouse Coopers LLP in Phoenix, Arizona.  Ms. Kitzmann graduated magna cum laude from Arizona State University with an undergraduate degree in accounting and has an MBA from University of Phoenix.  Ms. Kitzmann is a Certified Public Accountant licensed in the state of Arizona.

Christopher J. Meinerz has served as our Secretary and Treasurer since June 19, 2014 and as a director on July 28, 2014. From April 15, 2014 until February 16, 2015 he also served as our Chief Financial Officer and Chief Compliance Officer. Prior to joining the Company, Mr. Meinerz served as Chief Financial Officer and Chief Compliance Officer at Next Generation Insurance Group (NGI), a national specialty insurance marketing firm located in Phoenix, Arizona, since October 2011 until April 2014.  In this capacity, he was responsible for the company’s financial planning, treasury management, and compliancy activities.  Before his tenure at NGI, from October 2010 through October 2011, Mr. Meinerz was Global Vice President of Finance for MedAire, Inc., an international healthcare, medical and security assistance, and concierge services company.  From January through October 2010, Mr. Meinerz was Executive Vice President of Finance and Treasury for DDi Corp., an Anaheim, California-based provider of circuit board engineering and manufacturing services.  In addition, Mr. Meinerz served as global Vice President of Finance for eTelecare of Scottsdale, Arizona, from 2006 to December 2009, where he successfully helped launch that company’s initial public offering in 2007.  Mr. Meinerz is a graduate of the University of Wisconsin with degrees in accounting and finance.  He began his career in public accounting with BDO Seidman in Chicago, Illinois, and Grant Thornton in Madison, Wisconsin.  Mr. Meinerz’s background in accounting and finance led us to believe that he should serve as a director.

John Devlin has served as a director and Chairman of the audit committee since October 31, 2011.  From October 31, 2011 until June 19, 2014 he also served as our Secretary and Treasurer.  Since February 2009, Mr. Devlin has served as a Director and Audit Committee Chairman of Hipcricket, Inc. (formerly Augme Technologies, Inc.), a publicly traded company specializing in mobile technology.  Mr. Devlin has been in the investment and asset management business for over 33 years.  From October 2008 to October 2011, he served as the Managing Director/Financial Consultant of the American Irish Historical Society (“AIHC”), responsible for managing day-to-day operations, administration and financial oversight of the AIHC and its Fifth Avenue Brownstone headquarters.  From October 2003 to October 2008, Mr. Devlin was the Vice Chairman of McKim & Company LLC, a venture capital source firm for start-up companies in the $1 million to $20 million bracket, where he was responsible for providing strategic planning and direction.  From 1986 to 2003, he was with J.P. Morgan Investment Management, where he started as a Fixed Income Trader, was later selected for a Special Overseas Assignment and later became a Senior Relationship Manager.  Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Before retiring from J.P. Morgan Investment Management, he held various positions with U.S. Steel Corporation and the Carnegie Pension Fund between 1974 to 1986, where he was involved in directing investment activity of the U.S. Steel & Carnegie Pension Funds with an asset size of over $7 billion.  Mr. Devlin received an MBA from Pace University and completed his undergraduate degree in Finance at Georgetown University.  Mr. Devlin’s education and his experience in the finance industry led us to believe that he should serve as a director.

Glenn Bancroft has served as a director since December 6, 2011.  Mr. Bancroft is the Chief Executive Officer of Bancroft & Associates, a real estate investment and management firm Mr. Bancroft founded in 1981.  Under Mr. Bancroft’s management, Bancroft & Associates has represented over $250 million in sales, and has directed a portfolio of more than $500 million in property management.  Mr. Bancroft is an entrepreneur and investment professional with more than thirty years of experience in domestic and international real estate.  Mr. Bancroft was the former Chief Financial Officer of NetMoney Inc., which was acquired by Spindle Mobile, Inc., and actively provides management consulting to corporations, and successfully runs a large real estate investment firm.  His contribution as a director of Spindle Mobile, Inc. led to his appointment to Spindle Inc. board. Mr. Bancroft’s skills and experience in his consulting practice with organizational development, and personnel profiling and placement led us to conclude that he should serve as a director.

Tony Van Brackle has served as a director since November 14, 2014.  Mr. VanBrackle’s career in the payments sector extends back well over three decades.  Since 2011, Mr. VanBrackle has been the managing member of Payment Ventures, LLC, an investment firm that specializes in the mobile commerce and payment sectors.  In 2000, Mr. VanBrackle founded Solveras Payment Solutions and served as its Chief Executive Officer until its sale in 2011.  Mr. VanBrackle serves as a board member for Phoenix Managed Networks, a provider of secure data transaction solutions, since 2011, and is a member of the advisory board for MicroVentures, an online equity crowdfunding platform for startups and investors, since 2012.  He also serves on the boards of several other businesses, including Convexcel Group, and Cardflight, since 2012 and 2011, respectively.  Previously, Mr. VanBrackle served as chairman of the board for several industry-leading businesses, including Electronic Check Alliance Processing, and Smart Pay Solutions.  Mr. Van Brackle’s extensive knowledge of the electronic payments industry led us to conclude that he should serve as a director.

Dr. Jack Scott has served as a director since September 1, 2014.  Dr. Scott has a diverse technical and business background spanning more than 35 years that includes applied research, consulting, sales and sales management, executive positions, and ownership of a group of eight recycling and manufacturing businesses, including two joint ventures, through a holding company, Canadus Technologies, LLC.  Dr. Scott is a founding member of Canadus Technologies, LLC since February 2000.  Prior to his experience with Canadus Technologies, LLC, from February 1997 to January 2000 Dr. Scott was President and CEO of Encycle, Inc., a $300 million recycling company with more than 1,000 employees.  Prior to Encycle, Inc., Dr. Scott held various senior management positions with several other companies in the recycling and manufacturing industries.  Dr. Scott’s extensive business experience led us to conclude that he should serve as a director.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has an Audit Committee which has three members, John Devlin, Christopher Meinerz, and Jack Scott.  Our audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The board of directors has determined Mr. Devlin, an independent director, is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership of our securities with the SEC. Officers, directors, and greater than ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2014, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

William Clark	3

4 transactions were not reported on a timely basis in connection with the Company becoming a reporting company under the Securities Exchange Act of 1934 on April 28, 2014.

1 transaction was not reported on a timely basis in connection with the acquisition of shares of common stock on July 31, 2014.

		3 transactions were not reported on a timely basis in connection with the acquisition and/or purchase of shares of common stock on December 5, 2014.
Christopher Meinerz	1	1 transaction was not reported on a timely basis in connection with the acquisition of shares of common stock on December 5, 2014.
David Ide	1	2 transactions were not reported on a timely basis in connection with the acquisition and disposition of shares of common stock on July 31, 2014 and December 18, 2014, respectively.
Glenn Bancroft	1	1 transaction was not reported on a timely basis in connection with the acquisition of shares of common stock on July 31, 2014.

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

Item 11.  Executive Compensation

The following summary compensation table indicates all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2014 and 2013 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compens ation ($)	Non- qualified Deferred Compens ation Earnings ($)	All Other Compens ation ($)	Total ($)
William Clark	2014	197,000(2)		583,700(2)	262,974	-	-	-	1,043,674
President and Chief Executive Officer	2013	136,525	-	60,500	-	-	-	-	197,025

Lynn Kitzmann**	2014	57,000	-	-	108,651	-	-	-	165,651
Chief Financial Officer	2013	-	-	-	-	-	-	-	-

Christopher Meinerz**	2014	145,000(3)	-	19,000 (3)	168,113	-	-	-	332,113
Former Chief Financial Officer and former Chief Compliance Officer	2013	-	-	-	-	-	-	-	-

Tom Lineen*	2014	50,000	-	-	-	-	-	-	50,000
Former Executive Vice President	2013	139,744	-	-	65,000	-	-	-	204,744

Michael Stevens*	2014	62,500	-	-	175,316	-	-	-	237,816
Former Executive Vice President	2013	123,541	-	-	37,500	-	-	-	161,041

*Messrs. Lineen and Stevens left the Company during 2014.

** Mr. Meinerz resigned from his position as Chief Financial Officer and Chief Compliance Officer effective February 16, 2015 and Ms. Kitzmann was appointed as Chief Financial Officer effective February 18, 2015.

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

(2)

In lieu of $97,000 of compensation, Mr. Clark was issued 194,000 shares of common stock which had an aggregate grant date fair value of $342,300. The incremental grant date fair value of stock in excess of compensation of $245,300 is reflected in the Stock awards column.

(3)

In lieu of $10,000 of compensation, Mr. Meinerz was issued 20,000 shares of common stock which had an aggregate grant date fair value of $29,000. The incremental grant date fair value of stock in excess of compensation of $19,000 is reflected in Stock Awards column.

Outstanding Equity Awards at December 31, 2014

The following table sets forth certain information concerning outstanding equity awards for our named executive officers at December 31, 2014. No options were exercised by our named executive officers during the last two fiscal years.

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date
William Clark	500,000(1) 0	0 150,000(2)	0.50 0.50	Oct. 28, 2022 Jan. 29, 2024

Lynn Kitzmann	0 0	45,000(5) 60,000(6)	0.50 0.50	May 9, 2024 Dec. 27, 2024

Christopher Meinerz	0	90,000(3)	0.50	Mar. 29, 2024

Tom Lineen	0	0	-	-

Michael Stevens	175,000(4)	0	0.50	Jan. 13, 2015

(1) The vesting of shares subject to this option occurred on the one year anniversary of the grant, October 30, 2013.

(2) The shares subject to this option vest annually over a three-year period beginning on January 31, 2014 in increments of 1/3rd per year.

(3) The shares subject to this option vest annually over a three-year period beginning on April 1, 2014 in increments of 1/3rd per year.

(4) 25,000 of these shares occurred on the one year anniversary of the grant on March 26, 2014. The vesting of the remaining shares were accelerated to October 15, 2014 per the provisions of his separation agreement. Due to Mr. Stevens’ separation from the Company during 2014, the option expiration date changed to January 15, 2015 per the provisions of the Plan.

(5) The shares subject to this option vest annually over a three-year period beginning on May 12, 2014 in increments of 1/3rd per year.

(6) The shares subject to this option vest annually over a three-year period beginning on December 30, 2014 in increments of 1/3rd per year.

2012 Stock Incentive Plan

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2014, 3,460,834 options to purchase common stock were granted under the Plan and 2,118,334 were fully vested.

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

Compensation of Directors

The following table sets forth information with respect to the compensation of our directors, including employee directors. As of December 31, 2014, we had accrued $287,339 in directors’ fees. Our directors are entitled to receive reimbursement of pre-approved out-of-pocket expenses.

Name	Fees earned or paid in cash ($)(2)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Clark	25,000	-	-	-	-	-	25,000
Christopher Meinerz	12,823	-	-	-	-	-	12,823
John Devlin	52,500	-	368,994	-	-	-	421,494
Glenn Bancroft	52,500	-	368,994	-	-	-	421,494
Dr. Jack Scott	10,000	-	-	-	-	-	10,000
Tony VanBrackle	3,750	-	-	-	-	-	3,750
David Ide*	48,750	-	-	-	-	-	48,750
John Reardon*	39,516	-	-	-	-	-	39,516
Craig Page*	42,500	-	-	-	-	-	42,500
Total	287,339		737,988	-	-	-	1,025,327

* Messrs. Ide, Reardon and Page resigned as directors in 2014 and forfeited all option awards

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

(2) Effective as of April 1, 2013, our board of directors approved compensation in the amount of $2,500 payable to each member of our board of directors per month. In addition, our directors are entitled to reimbursement of any fees and expenses in connection with performing their obligations as directors.

Employment Agreements

William Clark, the Company’s President and Chief Executive Officer, is currently receiving a salary of $200,000 per year.

In April 2014, the Company entered into an offer letter with Christopher Meinerz to serve as our Chief Financial Officer and Chief Compliance Officer. Pursuant to the offer letter, Mr. Meinerz originally received a cash salary of $180,000 per annum, which increased to $200,000 per annum as of July 2014. In December 2014, Mr. Meinerz received 20,000 shares of Common Stock in lieu of $10,000 of cash compensation. Additionally, the Company agreed to grant Mr. Meinerz a stock option to purchase up to 90,000 shares of the Company’s Common Stock at an exercise price of $0.50 which vests annually over a three-year period beginning on April 1, 2014 in increment of 1/3rd per year. On February 16, 2015, Mr. Meinerz resigned employment with the Company.

On February 18, 2015, the Company entered into an offer letter with Lynn Kitzmann to serve as our Chief Financial Officer. Pursuant to the offer letter, Ms. Kitzmann originally received a cash salary of $130,000 per annum. Additionally, the Company agreed to grant Ms. Kitzmann stock options to purchase up to 45,000  and 60,000 shares of the Company’s Common Stock at an exercise price of $0.50 which vests annually over a three-year period beginning on May 12, 2014 and December 30, 2014, respectively, in increments of 1/3rd per year.

Except as described above, we are not currently a party to any existing agreements or understandings with any of our executive officers with respect to compensation for services rendered to us.

Ide Consulting Agreement

The Company entered into a Consulting Services Agreement with David Ide, effective as of March 1, 2013, until February 28, 2014 (the “Ide Agreement”). Pursuant to the Ide Agreement, Mr. Ide agreed to provide services relating to intellectual property, corporate governance, financial reporting, and mergers and acquisitions activity. Additionally, Mr. Ide agreed to devote approximately forty hours per week in connection with such services. The Company agreed to pay Mr. Ide 250,000 shares in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Mr. Ide on December 19, 2014.

Bancroft Consulting Agreement

The Company entered into a Consulting Services Agreement with Glenn Bancroft, effective as of May 1, 2013 until April 30, 2014 (the “Bancroft Agreement”). Pursuant to the Bancroft Agreement, Mr. Bancroft agreed to provide services relating to general management, personnel, executive development and coaching, sales team development and organizational behavior assistance. The Company agreed to pay Mr. Bancroft 100,000 shares in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Mr. Bancroft on July 31, 2014. The Bancroft Agreement was renewed for an additional twelve months on April 30, 2014 through April 30, 2015 for compensation of 100,000 shares.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

We have only one class of stock outstanding, our common stock. The following table sets forth certain information as of March 30, 2015, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent or more of the outstanding shares of our common stock. As of March 30, 2015, there were 42,268,773 shares of common stock outstanding.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from March 30, 2015, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(2)

William Clark, Chief Executive Officer, President and Director	1,740,751(3)	4.1%

Lynn Kitzmann, Chief Financial Officer	15,000(11)	*

Christopher J. Meinerz, former Chief Financial Officer, former Chief Compliance Officer, Director	50,000(4)	*

John Devlin, Director	445,000(5)	1.1%

Glenn Bancroft, Director	724,075(6)	1.7%

Tony VanBrackle, Director	67,500(7)	*

Dr. Jack Scott, Director	1,961,300(8)	4.6%

Tom Lineen	538,570(9)	1.3%

Michael Stevens	482,601	1.1%

All Directors and Officers as a group (9 persons)	6,024,797(10)	13.8%

5% Beneficial Owners
David Ide	4,250,000(12)	10.1%

*Represents a percentage under 1%.

(1)The address for the officers and directors of the Company is c/o Spindle, Inc., 8700 E. Vista Bonita Drive, Suite 260, Scottsdale, Arizona 85255.

(2) As of March 30, 2015, there were 42,268,773 shares of our common stock issued and outstanding.  In determining the percentage of common stock beneficially owned by the selling stockholders as of March 30, 2015, (a) the numerator is the number of shares of common stock beneficially owned by a selling stockholder (including the shares that he has the right to acquire within 60 days of March 30, 2015), and (b) the denominator is the sum of (i) the 42,268,773 shares of common stock outstanding on March 30, 2015 and (ii) the number of shares of common stock which the selling stockholder has the right to acquire within 60 days of March 30, 2015.

(3) Includes 965,701 shares of common stock, 200,050 shares of Common Stock owned of record by Ameriprise Trust Company FBO William E. Clark, 25,000 shares of common stock owned of record by Mr. Clark’s wife, 500,000 shares which represent the vested portion of a stock option purchase up to 500,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 28, 2022, and 50,000 shares which represented the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024.

(4) Includes 20,000 shares of common stock and 30,000 shares which represent the vested portion of a stock option to purchase 90,000 shares of our common stock exercisable at $0.50 per share that expires on March 29, 2024.

(5) Includes 95,000 shares of common stock owned of record by Mr. Devlin, 300,000 shares which represent the vested portion of a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 29, 2022, and 50,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024.

(6) Includes 374,075 shares of common stock owned of record by Mr. Bancroft, 300,000 shares which represent the vested portion of a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 27, 2022, and 50,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024.

(7) Includes 67,500 shares of common stock owned of record by MPP Holdings LLP. MPP Holdings LLP is a private investment entity over which Mr. VanBrackle has investment discretion.

(8) Includes 1,961,300 shares of common stock.

(9) Includes 538,570 shares of common stock owned of record by Parallel Solutions, Inc.

(10) Includes 3,923,677 shares of common stock held by executive officers and directors, 806,120 shares of common stock owned by entities controlled by executive officers and directors, and 1,295,000 shares issuable upon exercise of stock options held by executive officers and directors.

(11) Includes 15,000 shares which represent the vested portion of a stock option to purchase 45,000 shares of our common stock exercisable at $0.50 per share that expire on May 29, 2024.

(12) Includes 4,000,000 shares of common stock and 250,000 shares issuable upon exercise of a common stock purchase warrant at $1.00 per share that expire on November 13, 2021.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The following describes all transactions since January 1, 2013 through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2011, we also issued a Revolving Credit Grid Note to Mr. Ide covering cash advances up to $60,000. The Note was subsequently amended in May 2012 to increase the principal amount of advances to $250,000. The note is non-interest bearing, unsecured and matured on December 15, 2014; however, as of the date of this report, such note has not been repaid. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $17,709 which is amortized to interest expense over the term of the note. As of December 31, 2014, the outstanding balance of this note is $72,052.

On December 15, 2012, the Company issued a promissory note in the amount of $100,000 to William Clark, its Chief Executive Officer, for amounts previously advanced to the Company for working capital. The note is non-interest bearing, unsecured and matured on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $2,059 which is amortized to interest expense over the term of the note. The Company had repaid the full principal balance of the loan as of December 31, 2013. During the Reporting Period, $100,000 was the largest aggregate amount of principal outstanding.

On December 17, 2012, the Company issued a promissory note in the amount of $50,000 to April Kilfoyle, who is related to Mr. Ide by marriage. The note is non-interest bearing, unsecured and matured on January 15, 2013. The note was repaid as of December 31, 2013. During the Reporting Period, $50,000 was the largest aggregate amount of principal outstanding.

On March 20, 2013, we assumed certain liabilities and acquired substantially all the assets of MeNetwork used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers. As consideration for the assumption of the liabilities and the acquisition of the MeNetwork assets, we authorized the issuance of an aggregate of 3,500,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares were held in escrow for a period of one year from the closing date, and have been released, for the purposes of satisfying any indemnification claims and 750,000 shares of common stock were issued to Ashton Craig Page, the director and Chief Operating Officer of MeNetwork and formerly a member of our board of directors. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Earnout Shares”) on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. On December 23, 2014, Mr. Page received 249,626 shares out of the 1,000,000 EarnOut Shares.

On March 31, 2013, we issued an option to purchase 100,000 shares of common stock to John Reardon, a former member of our board of directors. The exercise price is $0.50 per share and the option has a term of 10 years. The option to purchase shares for Mr.Reardon were forfeit on October 23, 2014 in conjunction with his resignation from the board of directors.

On August 23, 2013 we issued an option to purchase 100,000 shares of our common stock to Ashton Craig Page, formerly a director. The option has an exercise price of $0.50 and a term of 10 years. The option to purchase shares for Mr.Page was forfeit on November 29, 2014 in conjunction with his resignation from the board of directors.

On January 31, 2014, we issued options for the purchase of 150,000 shares of common stock to William Clark, our Chief Executive Officer and a director, and to Glenn Bancroft and John Devlin, each of whom is a member of the board of directors and also to David Ide, whom at the time was a member of the board of directors. We also issued options for the purchase of 50,000 shares of common stock to each of John Reardon and Ashton Craig Page, who, at the time, were members of our board of directors. The options vest 1/3 over each of three years, have a 10 year term and an exercise price of $0.50 per share. Messrs. Ide, Reardon and Page’s options were cancelled as unvested shares upon their resignations from the board of directors.

On April 1, 2014, we issued options for the purchase of 90,000 shares of common stock to Christopher Meinerz, our former Chief Financial Officer and former Chief Compliance Officer, who is also a member of the board of directors. The options vest 1/3 over each of three years, have a 10 year term and have an exercise price of $0.50 per share. Mr. Meinerz resigned as Chief Financial Officer and Chief Compliance Officer on February 16, 2014, but remains as Secretary and a member of the board of directors.

On May 12, 2014, we issued options for the purchase of 45,000 shares of common stock to Lynn Kitzmann, our Chief Financial Officer. The options vest 1/3 over each of three years, have a 10 year term and have an exercise price of $0.50 per share.

On June 30, 2014, the Company issued a promissory note in the amount of $100,000 to William Clark, its Chief Executive Officer, for amounts previously advanced to the Company for working capital. The note is non-interest bearing, unsecured and matures on June 30, 2015. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110 which is amortized to interest expense over the term of the note. As of December 31, 2014 such note has not been repaid.

Pursuant to Glenn Bancroft’s consulting agreement, Mr. Bancroft was issued 100,000 shares of our common stock on July 31, 2014 for his services rendered.

Pursuant to David Ide’s consulting agreement, Mr. Ide was issued 250,000 shares of common stock on December 19, 2014 for his services rendered.

On December 30, 2014, we issued options for the purchase of 60,000 shares of common stock to Lynn Kitzmann, our Chief Financial Officer. The options vest 1/3 over each of three years, have a 10 year term and have an exercise price of $0.50 per share.

During the fourth quarter 2014 Dr. Jack Scott, John Devlin and Tony VanBrackle, each of whom is a member of the board of directors, advanced the Company various disbursements totaling $285,000. The terms of these advances have not been formalized. During the Reporting Period, $285,000 was the largest amount of principal outstanding. As of December 31, 2014, these amounts have not been repaid.

Director Independence

Our board of directors has determined using the definition of “independent” in Rule 5605 of the Rules of The Nasdaq Stock Market, we have determined that John Devlin, Glenn Bancroft, Dr. Jack Scott, and Tony VanBrackle are independent.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013

Audit fees	$71,000	$47,500
Audit-related fees	37,725	-
Tax fees	6,000	-
All other fees	2,250	-
TOTAL	$112,975	$47,500

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)  Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•

Report of Independent Registered Public Accounting Firm dated March 30 2015;

•

Balance Sheets as of December 31, 2014 and December 31, 2013;

•

Statements of Operations for the Years Ended December 31, 2013 and December 31, 2012 and from January 14, 2011 (Inception) to December 31, 2014;

•

Statements of Stockholders’ Deficit from January 14, 2011 (Inception) to December 31, 2014;

•

Statements of Cash Flows for the Years Ended December 31, 2014 and December 31, 2013 and from January 14, 2011 (Inception) to December 31, 2014; and

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this, 30th day of March 2015.

SPINDLE, INC. (Registrant)

Signature	Title	Date
/s/ William Clark	President, Chief Executive Officer, Principal Executive Officer	March 30 , 2015
William Clark

/s/ Lynn Kitzmann	Chief Financial Officer, Principal Financial Officer	March 30, 2015
Lynn Kitzmann

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Clark and Lynn Kitzmann, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Clark William Clark	President, Chief Executive Officer, Principal Executive Officer	March 30, 2015

/s/ Lynn Kitzmann Lynn Kitzmann	Chief Financial Officer, Principal Financial Officer	March 30, 2015

/s/Christopher J. Meinerz Christopher J. Meinerz	Director	March 30, 2015

/s/John Devlin John Devlin	Director	March 30, 2015

/s/Glenn Bancroft Glenn Bancroft	Director	March 30, 2015

/s/Tony VanBrackle Tony VanBrackle	Director	March 30, 2015

/s/Dr. Jack Scott Dr. Jack Scott	Director	March 30, 2015

EXHIBIT INDEX

SPINDLE, INC.

FORM 10-K

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(1)
4.1	Specimen Common Stock Certificate of the Company (7)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
10.2	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.3**	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (7)
10.5+	Spindle, Inc. 2012 Stock Incentive Plan (1)
10.6	Form of Subscription Agreement in Private Offering (7)
10.7	Form of Securities Purchase Agreement in Private Offering (7)
10.8+	Consulting Services Agreement by and between Spindle, Inc. and David Ide (7)
10.9+	Consulting Services Agreement by and between Spindle, Inc. and Glenn Bancroft (7)
10.10+	Offer Letter by and between Spindle, Inc. and Christopher Meinerz (7)
10.11+	Offer Letter by and between Spindle, Inc. and Lynn Kitzmann (8)
10.12+	Spindle, Inc. 2014 Consultants’ Compensation Plan (9)
21.1	List of subsidiaries of Spindle, Inc. (7)
23.1	Consent of RBSM*
23.2	Consent of LL Bradford*
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

*Filed Herewith

**Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any omitted schedules as exhibits to the SEC upon request.

+ Indicates a management contract or compensatory plan.

(1)

Incorporated by reference to the registrant's Form 10 Registration Statement filed with the Securities and Exchange Commission on February 25, 2014.

(2)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on December 6, 2011.

(3)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011 filed by the registrant with the Securities and Exchange Commission on March 30, 2012.

(4)

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed by the registrant with the Securities and Exchange Commission on September 3, 2013.

(5)

Incorporated by reference to the Current Report on Form 8-K/A filed by the registrant with the Securities and Exchange Commission on March 21, 2014.

(6)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on January 26, 2015.

(7)

Incorporated by reference to the Registration Statement on Form S-1 filed by the registrant with the Securities and Exchange Commission on February 3, 2015.

(8)

Incorporated by reference to the Registration Statement on Form S-1 filed by the registrant with the Securities and Exchange Commission on March 17, 2015.

(9)

Incorporated by reference to the Registration Statement on Form S-8 filed by the registrant with the Securities and Exchange Commission on June 5, 2014.

The audited financial statements for the years ended December 31, 2014 and 2013 are included on the following pages:

Reports of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Spindle, Inc.

We have audited the accompanying consolidated balance sheet of Spindle, Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindle, Inc. as of December 31, 2014 and the consolidated results of its operations, stockholders’ equity, and cash flows for the year then ended December 31, 2014 in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Las Vegas, Nevada

March 30, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Spindle, Inc.

We have audited the accompanying balance sheet of Spindle, Inc. as of December 31, 2013, and the related statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spindle, Inc. as of December 31, 2013, and the results of its operation and its cash flow for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford &Company, LLC

Las Vegas, Nevada

March 31, 2014

Spindle, Inc.

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2014	2013
ASSETS
Current assets:
Cash	$169,807	$700,323
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of $11,250 and $10,967, respectively	82,393	171,696
Prepaid expenses and deposits	87,428	168,816
Inventory	100,647	61,050
Total current assets	460,275	1,121,885

Fixed assets, net of accumulated depreciation of $10,750 and $5,525, respectively	22,145	27,370

Other assets:
License agreements, net of accumulated amortization of $0 and $116,347, respectively	-	116,346
Domain names, net of accumulated amortization of $11,887 and $1,210, respectively	73,113	73,790
Capitalized software costs, net of accumulated amortization of $582,017 and $199,646, respectively	1,600,623	1,240,632
Residual contract revenue, net of accumulated amortization of $147,324 and $0, respectively	441,970	589,294
Deposits	3,382	12,342
Goodwill, net of accumulated impairment losses of $669,993 and $0, respectively	5,306,205	2,679,970
Total other assets	7,425,293	4,712,374
TOTAL ASSETS	$7,907,713	$5,861,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$578,610	$533,564
Advances	215,000
Accrued liabilities - related party	681,655	129,351
Notes payable - related party, net of discount of $55 and $8,358, respectively	172,108	143,442
Total current liabilities	1,647,373	806,357
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 42,068,773 and 32,663,065 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	42,069	32,663
Common stock authorized and unissued, 107,853 and 662,200 shares as of December 31, 2014 and December 31, 2013, respectively	108	662
Additional paid-in capital	21,470,580	11,401,078
Unamortized equity-based compensation	-	(48,736)
Accumulated deficit	(15,252,417)	(6,330,395)
Total stockholders’ equity	6,260,340	5,055,272
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,907,713	$5,861,629

The accompanying notes are an integral part of these consolidated financial statements.

Spindle, Inc.

Consolidated Statements of Operations

	THE YEARS ENDED
	DECEMBER 31,
	2014	2013
Revenue:
Sales income	$868,462	$1,313,621
Cost of sales	311,364	563,478

Gross profit	557,098	750,143

Expenses:
Depreciation and amortization	592,137	244,818
Promotional and marketing	126,215	81,783
Consulting	2,377,212	1,053,417
Salaries and wages (including share-based compensation)	3,050,064	1,498,446
Directors fees	174,839	200,850
Professional fees	1,100,240	808,882
General and administrative	566,618	492,315
Total operating expenses	7,987,325	4,380,511

Net operating loss	(7,430,227)	(3,630,368)

Other expense:
Interest income	-	-
Interest expense	-	(2,214)
Interest expense - related party	(1,994)	(17,336)
MeNetwork earnout settlement	(750,000)	-
Loss on settlement	-	(302,625)
Gain on settlement - related party	-	238,761
Loss on impairment of goodwill	(669,993)	-
Loss on impairment of long-lived asset	(69,808)	-
Total other expense	(1,491,795)	(83,414)

Loss before provision for income taxes	(8,922,022)	(3,713,782)
Provision for income taxes	-	-

Net loss	$(8,922,022)	$(3,713,782)
Weighted average number of common shares outstanding - basic and diluted	38,349,031	26,094,975

Net (loss) per share - basic and fully diluted	$(0.23)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Spindle, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Unamortized Equity Compensation	Accumulated (Deficit)	Total

Balance, December 31, 2012	18,427,919	18,428	3,835,683	2,514	(283,001)	(2,616,613)	957,011
Shares issued for services	1,433,499	1,433	768,144	100	-	-	769,677
Shares issued for accounts payable	898,952	899	448,577	-	-	-	449,476
Shares issued for cash	5,865,000	5,865	3,159,294	465	-	-	3,165,624
Shares issued for compensation- related party	-	-	60,379	121	-	-	60,500
Shares issued in litigation settlement	1,424,075	1,424	-	(1,424)	-	-	-
Asset acquisition with MeNetwork	2,750,000	2,750	3,129,000	750	-	-	3,132,500
Shares previously authorized	1,863,620	1,864	-	(1,864)	-	-	-
Stock option amortization	-	-	-	-	234,266	0	234,266
Net loss	-	-	-	-	-	(3,713,782)	(3,713,782)
Balance, December 31, 2013	32,663,065	$32,663	$ 11,401,077	$ 662	$ (48,735)	$ (6,330,395)	$ 5,055,272
Shares issued for services	1,195,500	1,196	2,103,743	8	-	-	2,104,947
Shares issued for legal services	602,958	603	815,921	-	-	-	816,524
Shares issued for cash	3,790,000	3,790	1,941,110	100	-	-	1,945,000
Shares issued for compensation	513,000	513	862,737	-	-	-	863,250
Shares issued in MeNetwork amendment	1,000,000	1,000	749,000	-	-	-	750,000
Asset acquisition with Yowza!!	1,642,000	1,642	3,003,218	-	-	-	3,004,860
Shares previously authorized	662,250	662	-	(662)	-	-	-
Stock option amortization	-	-	593,774		48,735	-	642,509
Net loss	-	-	-	-	-	(8,922,022)	(8,922,022)
Balance, December 31, 2014	42,068,773	$42,069	$21,470,580	$108	$ -	($15,252,417)	$6,260,340

The accompanying notes are an integral part of these consolidated financial statements.

Spindle, Inc.

Consolidated Statements of Cash Flows

	THE YEARS ENDED
	DECEMBER 31,
	2014	2013
Operating activities
Net loss	$(8,922,022)	$(3,713,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	2,553,973	752,950
Shares issued for officer compensation	709,700	60,500
Shares issued for MeNetwork earnout	750,000	-
Depreciation and amortization	592,135	244,818
Impairment of long-lived asset	69,808	-
Goodwill impairment	669,993	-
Amortization of debt discount - related party	2,999	14,908
Share based compensation expense	796,058	173,766
Loss on settlement	-	63,864
Increase in allowance for doubtful accounts	283	10,967
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	89,019	(134,334)
Decrease in prepaid expenses	118,430	35,869
Increase in inventory	(39,597)	(61,050)
Increase in interest receivable	-	7,282
Decrease (increase) in deposits and other assets	8,960	(8,500)
Increase in accounts payable and accrued expenses	375,505	741,729
Increase in expenses - related party	537,988	-
Increase in accrued interest	-	(9,449)
(Decrease) increase in accrued interest - related party	(5,019)	5,019
Net cash used in operating activities	(1,691,787)	(1,815,443)

Investing activities
Purchase of fixed assets	-	(13,786)
Acquisition of intellectual property	(501,367)	-
Purchase of domain name and trademark	-	(75,000)
Additions to capitalized software development	(542,362)	(440,091)
Net cash used in investing activities	(1,043,729)	(528,877)

Financing activities
Payments on notes payable	-	(27,566)
Net proceeds for advances	215,000	-
Net proceeds (payments) for notes payable - related party	45,000	(205,000)
Proceeds from the sale of common stock	1,945,000	3,165,625
Net cash provided by financing activities	2,205,000	2,933,059

Net (decrease) increase in cash	(530,516)	588,739
Cash - beginning	700,323	111,584
Cash - ending	$169,807	$700,323

Non-cash transactions
Shares issued for services	$2,553,973	$752,950
Shares issued for officer compensation	$709,700	$60,500
Shares issued for prepaid expenses	$37,042	$-
Shares issued for accounts payable	$330,454	$449,476
Shares issued for acquisitions	$3,004,861	$3,132,500
Options issued for share based compensation expense	$642,508	$173,766
Shares issued for share based compensation expense	$73,600	$-
Shares issued for MeNetwork earnout	$750,000	$-

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

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork, Inc., a Delaware corporation (“MeNetwork”), used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 were deposited in escrow with our transfer agent for the purposes of satisfying any indemnification claims.  The MeNetwork Indemnification Escrow was released pursuant to the MeNetwork Agreement. On October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a former director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

On January 3, 2014 (the “Closing Date”), the Company acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application (the “Yowza Assets”), and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock.  Ten percent of the Aggregate Share Consideration is issuable to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions.  In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, was deposited in escrow for a period of one year from the Closing Date. The Yowza!! Indemnification Escrow was released on January 12, 2015.  The Indemnification Escrow is available to compensate Spindle pursuant to the indemnification obligations of Yowza!! under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Closing Date in the event Spindle is unable to collect the acquired outstanding accounts receivable of Yowza!! within 120 days after the Closing Date.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Principles of consolidation

For the fiscal years ended December 31, 2014 and 2013, the consolidated financial statements include the accounts of Spindle, Inc. and Spindle Mobile, Inc. All significant intercompany balances and transactions have been eliminated. Spindle, Inc. and Spindle Mobile, Inc. will be collectively referred herein to as the “Company”.

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

Revenue recognition

Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform designed to create multi-channel messaging gateways for all types of connected devices. The Company also earns revenue for services, such as programming, licensure on SaaS basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

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

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost or market. The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, it may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company recorded an impairment to its intellectual property for the year ended December 31, 2014 as further discussed in Note 6.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 805-30-25, “Accounting for Business Combinations” and ASC Topic 350-20-35, “Accounting for Goodwill - Subsequent Measurement”.

ASC Topic 805-30 requires that the acquirer shall recognize goodwill as of the acquisition date as the excess of the fair value of the consideration transferred over the fair value of the net acquisition-date amounts of the identifiable assets and liabilities assumed.

ASC Topic 350-20-35 requires that goodwill acquired in a purchase and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s annual goodwill impairment testing date is December 31 of each year. The Company first assesses qualitative factors to determine whether it’s necessary to perform the two-step goodwill impairment test. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the qualitative assessment results in an indication that it’s more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative assessment must be performed. Management has determined that the Company has one reporting unit for purposes of testing goodwill.

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded an impairment to its goodwill for the year ended December 31, 2014 as further discussed in Note 9.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 3,710,834 shares and include 250,000 warrants and 3,460,834 options. Of the 3,460,834 potential common shares at December 31, 2014, 1,342,500 had not vested.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Year-end

The Company’s year-end is December 31.

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

In August 2014, The FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 provides guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern. In doing so, management will need to perform an evaluation at each interim and annual reporting period to determine whether or not there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If these conditions exist, the entity should evaluate whether the doubt is mitigated by management’s plans or events and should make such required disclosures. This guidance will be effective for the Company for its interim reporting for the quarter ended March 31, 2017.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($8,922,022) and ($3,713,782) for the fiscal years ended December 31, 2014 and 2013, respectively and has an accumulated deficit of ($15,252,417).

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,	December 31,
	2014	2013

Due from customers	$93,643	$182,663
Less allowance for bad debts	(11,250)	(10,967)
Total accounts receivable, net	$82,393	$171,696

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

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 340,000 shares during the remainder of 2013. The fair value of the complete grant totaled $420,000 and the first phase of the agreement has been completed. The Company renewed the agreement in early 2014, and as of September 30, 2014, has issued 700,000 shares for the annual agreement period at a fair value of $1,109,500. As a result, $1,075,438 was recorded to consulting expense related to the service for the year ended December 31, 2014 respectively. The remaining prepaid balance at December 31, 2014 totaled $37,042.

NOTE 5 - FIXED ASSETS

Fixed assets consisted of the following at:

	DECEMBER 31,	DECEMBER 31,
	2014	2013

Office furniture & equipment	$32,895	$32,895
Less: accumulated depreciation	(10,750)	(5,525)
Total fixed assets, net	$22,145	$27,370

During the years ended December 31, 2014 and December 31, 2013, the Company recorded depreciation expense of $5,225 and $3,494, respectively.

NOTE 6 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	DECEMBER 31,	DECEMBER 31,
	2014	2013

Capitalized software costs	$2,182,640	$1,440,278
Less: accumulated amortization	(582,017)	(199,646)
Net capitalized software costs	1,600,623	1,240,632

License agreements	69,808	232,693

Accumulated impairment loss	(69,808)	--
Less: accumulated depreciation	--	(116,347)
Net licenses	--	116,346
Total intellectual property, net	$1,600,623	$1,356,978

During the year ended December 31, 2014, management reviewed the carrying amount of the assets and determined as a result of diversification in the Company’s business model due to its acquisitions, the license agreements previously recorded no longer yielded a net future cash flow. As a result of this analysis, the Company recorded, to other expense, an impairment loss of $69,808 in accordance with ASC Topic 360-10-05.

NOTE 7 - DOMAIN NAMES

Domain names consisted of the following at:

	DECEMBER 31,	DECEMBER 31,
	2014	2013

Domain names	$85,000	$75,000
Less: accumulated amortization	(11,887)	(1,210)
Total domain names, net	$73,113	$73,790

NOTE 8 - RESIDUAL CONTRACTS

On December 31, 2012, the Company acquired the residual income stream of Parallel Solutions Inc. (PSI). This revenue is perpetual, provided that the vendor’s contract with PSI is not terminated. The calculations for the value associated with anticipated new income resulting from the acquired PSI residual contracts was determined based on PSI’s residual revenue stream for the period from November of 2011 to October 2012 of $535,722 and historical PSI’s termination rates of nil. The Company used the lowest industry standard multiple of (1.1) to determine the fair value of the contractual revenue stream of the date of acquisition which was estimated to be $589,294. During the year ended December 31, 2014, management reviewed the carrying amount of the asset and determined as a result of diversification in the Company’s business model due to its acquisitions, that the previously estimated indefinite life be revised to reflect the Company’s future business development goals. The Company estimated a finite remaining useful life of forty-eight months and has recorded amortization expense as of December 31, 2014 as follows:

	DECEMBER 31,	DECEMBER 31,
	2014	2013

Residual contracts	$589,294	$589,294
Less: accumulated amortization	(147,324)	--
Total residual contracts, net	$441,970	$589,294

NOTE 9 - GOODWILL

	DECEMBER 31,	DECEMBER 31,
	2014	2013

Goodwill	$5,976,198	$2,679,970
Less: accumulated impairment loss	(669,993)	--
Total goodwill, net	$5,306,205	$2,679,970

In connection with the acquisition (as further described in Note 13) on March 20, 2013, the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork. The Company recorded goodwill related to this acquisition of $2,679,970. During its annual evaluation of goodwill, the Company determined that the carrying amount of goodwill related to MeNetwork, exceeded its fair value. As a result the Company recorded an impairment loss, to other expense, of $669,993 during the year ended December 31, 2014. This charge reflects the impact of partially sun setting assets acquired from MeNetwork in conjunction with its integration of Yowza!!

In connection with the acquisition (as further described in Note 13) on January 3, 2014, the Company assumed certain liabilities and acquired substantially all of the assets of Yowza!!. The Company recorded goodwill related to this acquisition of $3,291,932. During its annual evaluation of goodwill, the Company determined that the fair value of goodwill exceeded its carrying amount and as a result no impairment charge was recorded.

NOTE 10- NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Grid Note to a director of the Company whereby formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the year ended December 31, 2014, the Company repaid $55,000 of the principal balance of the loan. As of December 31, 2014, this note has not been repaid in accordance with the note and the Company is process of negotiating new terms on the unpaid balance.

During the year ended December 31, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note is non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110.

During the years ended December 31, 2014 and December 31, 2013, respectively, interest expense of $1,994 and $17,336 related to amortization of the discount and interest on the unpaid notes was recorded.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the year ended December 31, 2013, the Company issued 550,000 shares of its common stock previously authorized for services rendered and unissued at December 31, 2012.  In addition, on October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a current director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement.

During the year ended December 31, 2013, the Company authorized the issuance of 6,331,250 shares of its common stock for cash proceeds totaling $3,165,625. As of December 31, 2013, 466,250 shares were unissued.

During the year ended December 31, 2013, the Company issued a total of 840,000 shares of common stock pursuant to a two year consulting agreement. The estimated fair value of the shares totaled $420,000 and the entire amount has been expensed to consulting fees. The agreement has been renewed for a subsequent year and the remaining compensation in the form of common stock will be issued in the upcoming year.

During the year ended December 31, 2013, the Company issued 898,952 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of the shares totaled $449,476 and has been recorded as a reduction to accounts payable.

On March 20, 2013, the Company authorized the issuance of 3,500,000 shares with an estimated fair value of $3,132,500 in connection with an asset acquisition. The Company agrees to issue 750,000 of such shares upon the satisfaction of certain conditions. (See Note 13).  As of December 31, 2013, the 750,000 shares were issued.

On November 27, 2013, the Company issued 1,424,075 shares from previously unissued shares with an estimated fair value of $712,038 toward settlement of litigation concerning Spindle Mobile.  In exchange for the shares, notes receivable in the aggregate amount of $288,040 and a note payable of $221,287 (including accrued interest) that were related to the parties were extinguished and a release from claims was executed between the parties.

During the year ended December 31, 2013, the Company authorized the issuance of 121,000 shares of common stock to the chief executive officer as compensation for services.

On January 3, 2014, the Company authorized the issuance of 1,642,000 shares with an estimated fair value of $3,004,861 in connection with an asset acquisition. The Company issued 1,445,000 shares at closing (see Note 13). As of December 31, 2014, 197,052 shares remain in escrow.

During the year ended December 31, 2014, the Company authorized the issuance of 3,890,000 shares of its common stock for cash proceeds totaling $1,945,000. As of December 31, 2014, 2,890,000 of these shares were issued and 100,000 of these shares were unissued.

During the year ended December 31, 2014, the Company issued a total of 1,253,353 shares of common stock to various individuals and companies for services valued at $2,108,945. Of the total fair value, $24,750 has been recorded as a reduction to accounts payable, $37,042 is recorded as a prepaid expense and $2,047,153 was recognized as additional paid-in-capital and consulting expense for the excess of the fair value.  As of December 31, 2014, 7,853 of these shares were unissued. Additionally, the Company also canceled 50,000 shares previously issued for consulting services in 2012 for services valued at $4,000.

During the year ended December 31, 2014, the Company issued 602,958 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of these shares totaled $816,524. Of the total fair value, $305,704 has been recorded as a reduction to accounts payable and $510,820 was recognized as additional paid-in-capital and professional fees expense for the excess of the fair value.

During the year ended December 31, 2014, the Company authorized the issuance of 338,000 shares of common stock valued at $680,700 to the Chief Executive Officer as compensation for services and bonus.

During the year ended December 31, 2014, the Company authorized the issuance of 20,000 shares of common stock valued at $29,000 to the former Chief Financial Officer as compensation for services.

During the year ended December 31, 2014, the Company authorized the issuance of 155,000 shares of common stock valued at $153,550 to various employees as compensation for services and bonus.

NOTE 12 - WARRANTS AND OPTIONS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

During 2013 the Company granted 322,000 options to officers, employees and directions to purchase shares of common stock at an exercise price of $0.50 per share, with grant date fair values of $0.77 to $1.36. The options vest ratably on an annual basis over one to three years. The options expire ten years from grant date.

During 2014 the Company granted 3,006,000 options to officers, employees and directors to purchase shares of common stock at an exercise price of $0.50 per share, with grant date fair values of $0.51 to $1.87. The options vest ratably on an annual basis over three years. The options expire ten years from grant date.

The estimated fair values of options granted during 2014 and 2013 were calculated using the following assumptions:

	2014	2013
Dividend yield	0.00%	0.00%
Expected volatility	76.71% to 86.26%	63.64% to 72.80%
Risk free interest rate	1.49% to 1.78%	0.77% to 1.66%
Expected term, in years	6.0	5.50 to 6.0

The following is a summary of the status of all of the Company’s stock warrants and options as of December 31, 2014:

	Number of Warrants and Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	2,515,000	$0.549
Granted	697,000	-
Exercised	-	-
Forfeited/Cancelled	(236,000)	-
Outstanding at December 31, 2013	2,976,000	$0.549	7.86
Exercisable at December 31, 2013	1,999,550	$0.581	8.71

Outstanding at December 31, 2013	2,976,000	$0.549	7.86
Granted	2,392,500	-
Exercised	-	-
Forfeited/Cancelled	(1,657,666)	-
Outstanding at December 31, 2014	3,710,834	$0.534	7.09
Exercisable at December 31, 2014	2,368,334	$0.553	6.33

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

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares are being held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims.  In addition, on October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a current director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

Yowza!! Transaction

As described in Note 1, “Organization of the Company and Signficant Accounting Policies” the Company completed the Yowza!! Transaction on January 3, 2014. This transaction was accounted for as a business combination.  As such, the Company has allocated the purchase price in accordance with ASC Topic 850-30 as previously described in the Company’s significant accounting policies. Consideration was determined as follows:

Fair Value of Consideration Transferred
Cash paid to Yowza!!, net of cash acquired	$500,000
Fair value of Company's shares issued	3,004,860
Cash paid to extinguish debt, net of cash acquired	(13,632)
$3,491,228

The fair value of our shares issued in connection with the Yowza!! Transaction was determined to be $1.83, which was the fair value of the shares on the closing date of the acquisition.

The Company’s allocation of the purchase price is as follows:

Net assets acquired:
Cash	$1,368
Accounts receivable	2,928
Software development costs	200,000
Trademarks	10,000
Net liabilities assumed:
Accounts payable	(15,000)
Goodwill	3,291,932
Total purchase price	$3,491,228

NOTE 14 - SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report.