Form 10-Q
period 2015-03-31
SPINDLE, INC.
filed 2015-05-12
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2015: 42,718,773 shares of Common Stock.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Commission on March 30, 2015.

SPINDLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2015	2014
ASSETS
Current assets:
Cash	$127,637	$169,807
Restricted cash	20,000	20,000
Accounts receivable, net of allowance of $11,250	68,313	82,393
Prepaid expenses and deposits	138,135	87,428
Inventory	106,246	100,647
Total current assets	460,331	460,275

Fixed assets, net of accumulated depreciation of $11,007 and $10,750, respectively	20,839	22,145

Other assets:
License agreements, net of accumulated amortization of $0	30,000	-
Domain names, net of accumulated amortization of $14,556 and $11,887 respectively	70,444	73,113
Capitalized software costs, net of accumulated amortization of $689,169 and $582,017, respectively	1,602,446	1,600,623
Residual contract revenue, net of accumulated amortization of $184,154 and $147,324, respectively	405,140	441,970
Deposits	2,882	3,382
Goodwill, net of accumulated impairment losses of $669,993	5,306,205	5,306,205
Total other assets	7,417,117	7,425,293
TOTAL ASSETS	$7,898,287	$7,907,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$629,517	$578,610
Advances	215,000	215,000
Deferred revenue	3,291	-
Accrued liabilities – related party	985,815	681,655
Notes payable – related party, net of discount of $27 and $55, respectively	172,135	172,108
Total current liabilities	2,005,758	1,647,373
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 42,268,773 and 42,068,773 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	42,269	42,069
Common stock authorized and unissued, 472,853 and 107,853 shares as of March 31, 2015 and December 31, 2014, respectively	473	108
Additional paid-in capital	22,171,722	21,470,580
Additional paid-in capital - stock warrants	78,000	-
Accumulated deficit	(16,399,935)	(15,252,417)
Total stockholders’ equity	5,892,529	6,260,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,898,287	$7,907,713

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THE THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Revenue:
Sales income	$165,047	$297,925
Cost of sales	47,482	96,068

Gross profit	117,565	201,857

Expenses:
Depreciation and amortization	147,959	139,342
Promotional and marketing	26,505	11,968
Consulting	84,293	229,500
Salaries and wages (including share-based compensation)	761,430	446,564
Directors fees	45,000	40,000
Professional fees	150,718	176,490
General and administrative	48,588	183,362
Total operating expenses	1,264,493	1,227,226

Net operating loss	(1,146,928)	(1,025,369)

Other expense:
Interest expense	(561)	-
Interest expense – related party	(28)	(3,024)
Total other expense	(589)	(3,024)

Loss before provision for income taxes	(1,147,517)	(1,028,393)
Provision for income taxes	-	-

Net loss	$(1,147,517)	$(1,028,393)

Weighted average number of common shares outstanding – basic and diluted	42,173,217	37,310,852

Net (loss) per share – basic and fully diluted	$(0.03)	$(0.03)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THE THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Operating activities
Net loss	$(1,147,517)	$(1,028,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	75,646	175,000
Shares issued for officer compensation	7,250	-
Depreciation and amortization	147,959	139,342
Amortization of debt discount – related party	28	2,385
Share based compensation expense	478,957	6,636
Increase in allowance for doubtful accounts	-	32,028
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,080	39,989
Decrease (increase) in prepaid expenses	17,147	(17,023)
Increase in inventory	(5,600)	(44,095)
Decrease (increase) in deposits and other assets	500	(13,860)
Increase (decrease) in accounts payable and accrued expenses	100,905	(102,656)
Increase in deferred revenue	3,291	-
Increase in expenses – related party	49,160	40,000
Decrease in accrued interest – related party	-	(5,019)
Net cash used in operating activities	(258,194)	(775,666)

Investing activities
Purchase of license agreement	(30,000)	-
Acquisition of intellectual property	-	(291,071)
Purchase of domain name and trademark	-	(10,000)
Additions to capitalized software development	(108,976)	(380,884)
Net cash used in investing activities	(138,976)	(681,955)

Financing activities
Net proceeds for advances	255,000	-
Net proceeds (payments) for notes payable – related party	-	(24,342)
Proceeds from the sale of common stock	100,000	1,552,500
Net cash provided by financing activities	355,000	1,528,158

Net (decrease) increase in cash	(42,170)	70,537
Cash – beginning	169,807	700,323
Cash – ending	$127,637	$770,860

Supplemental disclosures
Interest Paid	$561	$-

Non-cash transactions
Shares issued for services	$75,646	$175,000
Shares issued for officer compensation	$7,250	$-
Shares issued for prepaid expenses	$67,854	$-
Shares issued for accounts payable	$50,000	$449,476
Shares issued for acquisitions	$-	$3,004,861
Options issued for share based compensation expense	$460,557	$6,636
Shares issued for share based compensation expense	$18,400	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Restricted cash

The Company maintains a restricted cash balance totaling $20,000 as part of its operating requirements in a non-interest-bearing account that currently does not exceed federally insured limits.

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ASC Topic 805-30 requires that the acquirer recognize goodwill as of the acquisition date as the excess of the fair value of the consideration transferred over the fair value of the net acquisition-date amounts of the identifiable assets and liabilities assumed.

ASC Topic 350-20-35 requires that goodwill acquired in a purchase and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s annual goodwill impairment testing date is December 31 of each year. The Company first assesses qualitative factors to determine whether it’s necessary to perform the two-step goodwill impairment test. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the qualitative assessment results in an indication that it’s more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative assessment must be performed. Management has determined that the Company has one reporting unit for purposes of testing goodwill.

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded an impairment to its goodwill for the year ended December 31, 2014 as further discussed in Note 10.

Capitalized software development costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of the Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects it abandons.

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized as compensation under ASC Topic 505-50, In accordance with ASC 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock.

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 3,207,500 shares and include 450,000 warrants and 2,757,500 options. Of the 2,757,500 potential common shares that could be issued upon the exercise of the options at March 31, 2015, 875,833 had not vested.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,147,517) and ($1,028,393) for the three months ended March 31, 2015 and 2014, respectively, and has an accumulated deficit of ($16,399,935).

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	MARCH 31,	DECEMBER 31,
	2015	2014

Due from customers	$79,563	$93,643
Less allowance for bad debts	(11,250)	(11,250)
Total accounts receivable, net	$68,313	$82,393

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. In accordance with the terms of the agreement, the Company issued 500,000 fully vested shares of common stock on the date of agreement and an additional 340,000 shares during the remainder of 2013. The fair value of the complete grant totaled $420,000 and the first phase of the agreement has been completed. The Company renewed the agreements in both 2014 and 2015, and as of March 31, 2015, has authorized the issuance of 250,000 shares for the annual agreement period at a fair value of $132,500. As a result, $64,646 was recorded to consulting expense related to the service for the three months ended March 31, 2015. The remaining prepaid balance at March 31, 2015 totaled $104,896.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at:

	MARCH 31,	DECEMBER 31,
	2015	2014

Office furniture & equipment	$31,846	$32,895
Less: accumulated depreciation	(11,007)	(10,750)
Total fixed assets, net	$20,839	$22,145

NOTE 7 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	MARCH 31,	DECEMBER 31,
	2015	2014

Capitalized software costs	$2,291,615	$2,182,640
Less: accumulated amortization	(689,169)	(582,017)
Net capitalized software costs	1,602,446	1,600,623

License agreements	30,000	69,808
Accumulated impairment loss	-	(69,808)
Less: accumulated depreciation	-	-
Net licenses	30,000	-
Total intellectual property, net	$1,632,446	$1,600,623

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - DOMAIN NAMES

Domain names consisted of the following at:

	MARCH 31,	DECEMBER 31,
	2015	2014

Domain names	$85,000	$85,000
Less: accumulated amortization	(14,556)	(11,887)
Total domain names, net	$70,444	$73,113

NOTE 9 - RESIDUAL CONTRACTS

On December 31, 2012, the Company acquired the residual income stream of Parallel Solutions Inc. (PSI). This revenue is perpetual, provided that the vendor’s contract with PSI is not terminated. The calculations for the value associated with anticipated new income resulting from the acquired PSI residual contracts was determined based on PSI’s residual revenue stream for the period from November of 2011 to October 2012 of $535,722 and historical PSI’s termination rates of nil. The Company used the lowest industry standard multiple of (1.1) to determine the fair value of the contractual revenue stream as of the date of acquisition which was estimated to be $589,294. Management has reviewed the carrying amount of the asset and determined as a result of diversification in the Company’s business model due to its acquisitions, that the previously estimated indefinite life be revised to reflect the Company’s future business development goals. The Company estimated a finite remaining useful life of forty-eight months and has recorded quarterly amortization expense of $36,831 for each of the three months ended March 31, 2015 and 2014.

	MARCH 31,	DECEMBER 31,
	2015	2014

Residual contracts	$589,294	$589,294
Less: accumulated amortization	(184,154)	(147,324)
Total residual contracts, net	$405,140	$441,970

NOTE 10 - GOODWILL

	MARCH 31,	DECEMBER 31,
	2015	2014

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(669,993)	(669,993)
Total goodwill, net	$5,306,205	$5,306,205

In connection with the acquisition on March 20, 2013, the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork. The Company recorded goodwill related to this acquisition of $2,679,970. During its annual evaluation of goodwill, the Company determined that the carrying amount of goodwill related to MeNetwork, exceeded its fair value. As a result the Company recorded an impairment loss, to other expense, of $669,993 during the year ended December 31, 2014. This charge reflects the impact of partially sun setting assets acquired from MeNetwork in conjunction with the Company’s integration of Yowza!!

In connection with the acquisition (as further described in Note 14) on January 3, 2014, the Company assumed certain liabilities and acquired substantially all of the assets of Yowza!!. The Company recorded goodwill related to this acquisition of $3,291,932. During its annual evaluation of goodwill, the Company determined that the fair value of goodwill exceeded its carrying amount and as a result no impairment charge was recorded.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Note (“Note”) to a director of the Company formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances of up to $250,000. The note is non-interest bearing, unsecured and matured on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the three months ended March 31, 2015, the Company has not made any payments on the Note. As of March 31, 2015, this Note has not been repaid in accordance with the terms of the note and the Company is process of negotiating new terms on the unpaid balance.

On June 30, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note is non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110.

During the three months ended March 31, 2015, interest expense of $28 related to amortization of the discount and interest on the unpaid notes was recorded.

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the three months ended March 31, 2015, the Company authorized the issuance of 200,000 shares of its common stock for cash proceeds totaling $100,000. As of March 31, 2015, these shares were unissued.

During the three months ended March 31, 2015, the Company authorized the issuance of a total of 250,000 shares of common stock to one company for services valued at $132,500. As of March 31, 2015, these shares were unissued.

During the three months ended March 31, 2015, the Company issued 100,000 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of these shares totaled $61,000. Of the total fair value, $50,000 has been recorded as a reduction to accounts payable and $11,000 was recognized as additional paid-in-capital and professional fees expense for the excess of the fair value.

During the three months ended March 31, 2015, the Company authorized the issuance of 5,000 shares of common stock valued at $7,250 to the former Chief Financial Officer as compensation for services.  As of March 31, 2015 these shares were unissued.

During the three months ended March 31, 2015, the Company authorized the issuance of 10,000 shares of common stock valued at $18,400 to an employee as compensation for services.  As of March 31, 2015 these shares were unissued.

NOTE 13 - WARRANTS AND OPTIONS

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 - WARRANTS AND OPTIONS, CONTINUED

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

On March 11, 2015 the Board of Directors approved a private placement offering (the “Offering”) comprised of a unit (the “Unit”). Each Unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of the Company’s common stock. During the three months ended March 31, 2015, the Company sold 200,000 units under this offering.

The following is a summary of the status of all of the Company’s stock warrants and options as of March 31, 2015:

	Number of Warrants and Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2013	2,976,000
Granted	2,392,500	-
Exercised	-	-
Forfeited/Cancelled	(1,657,666)	-
Outstanding at December 31, 2014	3,710,834	$0.534	7.09
Exercisable at December 31, 2014	2,368,334	$0.553	6.33

Outstanding at December 31, 2014	3,710,834
Granted	200,000	-
Exercised	-	-
Forfeited/Cancelled	(703,334)	-
Outstanding at March 31, 2015	3,207,500	$0.539	7.69
Exercisable at March 31, 2015	2,331,667	$0.554	7.23

NOTE 14 - BUSINESS ACQUISITION

Yowza!! Transaction

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
$3,491,228

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 - BUSINESS ACQUISITION, CONTINUED

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

NOTE 15 - SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward-looking statements

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, whether our services are accepted in the marketplace, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Because our operating expenses exceed our revenues, we have relied primarily on sales of our securities and loans from related parties to fund our operations. We will continue to require substantial funds to support our operations and carry out our business plan. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be successful in raising additional funds as needed or if successful we may not be able to raise funds on terms that are favorable to us. We cannot guarantee that we will ever be profitable. As a result, our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to forecast future revenue. Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three months ended March 31, 2015, the Company generated $165,047 in revenues from its payment and transactional platform. The cost of sales, which are comprised of equipment cost of goods sold, web hosting fees, merchant and interchange fees, and commissions paid to the independent sales agents, for the three months ended March 31, 2015 were $47,482.  This compares to revenues during the three months ended March 31, 2014 of $297,925 and cost of sales of $96,068.  Gross profit during the three months ended March 31, 2015 and 2014 was $117,565 and $201,857, respectively.

The period-over-period decrease in revenues and gross profit is due to management’s decision to focus the majority of resources over the past few months on platform integration and development at the expense of short-term revenue generation, realizing that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

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

EBITDA

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended March 31, 2015 and 2014 follows:

	For the Three Months Ended March 31,								Adjusted EBITDA
	2015			2014			GAAP Change		Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 165,047		$ 165,047	$ 297,925		$ 297,925	$ (132,878)	-45%	$ (132,878)	-45%
Cost of sales	47,482		47,482	96,068		96,068	(48,586)	-51%	(48,586)	-51%

Gross profit	117,565		117,565	201,857		201,857	(84,292)	-42%	(84,292)	-42%

Expenses
Depreciation and amortization	147,959	(147,959)	-	139,342	(139,342)	-	8,617	6%	-	0%
Promotional and marketing	26,505		26,505	11,968		11,968	14,537	#	14,537	#
Consulting	84,293	(64,645)	19,648	229,500	(144,375)	85,125	(145,207)	-63%	(65,477)	-77%
Salaries and wages (including equity compensation)	761,430	(486,207)	275,223	446,564	(6,636)	439,928	314,866	71%	(164,705)	-37%
Directors fees	45,000	(45,000)	-	40,000	(40,000)	-	5,000	13%	-	0%
Professional fees	150,718	(11,000)	139,718	176,490		176,490	(25,772)	-15%	(36,772)	-21%
General and administrative	48,588		48,588	183,362		183,362	(134,774)	-74%	(134,774)	-74%
Total operating expenses	1,264,493	(754,811)	509,682	1,227,226	(330,353)	896,873	37,267	7%	(387,191)	-43%

Net Operating Loss / Adjusted EBITDA	$(1,146,928)	$ 754,811	$ (392,117)	$(1,025,369)	$ 330,353	$ (695,016)	$ (121,559)	#	$ 302,899	44%

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

•

We believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

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

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; rent; utilities; bank charges; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; legal fees; and costs related to the preparation and submission of reports and information or proxy statements with the Commission.

For the three months ended March 31, 2015, we incurred operating expenses in the amount of $1,264,493, as compared to $1,227,226 for the three months ended March 31, 2014. The amounts for the three months ended March 31, 2015 are comprised of $147,959 in depreciation and amortization expense related to our intellectual property and fixed assets; $26,505 in promotional and marketing; $84,293 in consulting fees; $761,430 in salaries and wages; $45,000 in directors fees; $150,718 in professional fees; and $48,588 in general and administrative expenses.

Operating expenses have remained static compared to the three months ended March 31, 2014. We have remained focused on controlling costs, while we continue to develop and grow revenues and Yowza!!   We expect operating expenses to increase at a rate directly proportional to our growth.

Interest Income and Expense

During the three months ended March 31, 2015, we recognized interest expense of $589. This compares to $3,024 in interest expense for the three months ended March 31, 2014.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended March 31, 2015 was $1,147,517.  Net losses are attributable to the Company’s acquisition and development of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three months ended March 31, 2014, we incurred a net loss of $1,028,393.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2015 was $258,194 compared to $775,666 of cash used in operations during the comparable period ended March 31, 2014.  The decrease in the use of cash for operating activities is primarily the result of the Company’s management of its cash spend during the development of the Yowza!! integration and non-cash expenses recognized in net loss, such as stock based compensation.  Our emergence from the development stage into full operations has resulted in an increase in salaries and wages as anticipated.  We expect this use of cash to increase at a rate in direct proportion to our growth.

During the three months ended March 31, 2015, net cash used by investing activities totaled $138,976, of which $30,000 was utilized in the acquisition of a license agreement related to the upcoming sales efforts of the Yowza!! POS solution and $108,976 is attributable to labor costs related to software development costs. During the comparable three month period ended March 31, 2014, net cash used in investing activities totaled $681,955, of which $301,071 was utilized in the acquisition of Yowza!! and $380,884 was attributable to labor costs related to software development.

During the three months ended March 31, 2015, net cash provided by financing activities totaled $355,000 comprised of $100,000 which was received from investors purchasing shares of our common stock and $255,000 which was classified as an advance to the Company. In comparison, during the three months ended March 31, 2014, financing activities provided $1,528,158, comprised of $1,552,500 which was received from investors purchasing shares of our common stock and $24,342 was utilized in the repayment of debt to related parties.

As of March 31, 2015, we had $147,637 of cash on hand, which includes $20,000 of restricted cash.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

This report discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Intangible assets and software development costs

Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of the Company’s property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

In order to address these concerns, the Company has taken remediation steps including hiring a new Chief Financial Officer and additional staff.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our significant business risks are described in our Annual Report on Form 10-K filed with the Commission on March 30, 2015 which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company authorized the issuance of 200,000 shares of its common stock for cash proceeds totaling $100,000. As of March 31, 2015, these shares were unissued.

During the three months ended March 31, 2015, the Company authorized the issuance of a total of 250,000 shares of common stock to one company for services valued at $132,500. As of March 31, 2015, these shares were unissued.

During the three months ended March 31, 2015, the Company issued 100,000 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of these shares totaled $61,000.

During the three months ended March 31, 2015, the Company authorized the issuance of 5,000 shares of common stock valued at $7,250 to the former Chief Financial Officer as compensation for services.  As of March 31, 2015 these shares were unissued.

During the three months ended March 31, 2015, the Company authorized the issuance of 10,000 shares of common stock valued at $18,400 to an employee as compensation for services.  As of March 31, 2015 these shares were unissued.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, inasmuch as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
2.4	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
2.5	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
2.6	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (5)
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(1)
4.1	Specimen Common Stock Certificate of the Company (5)
10.1	Form of Subscription Agreement in Private Offering*
10.2	Form of Securities Purchase Agreement in Private Offering*
10.3	Form of Warrant in Private Offering*
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer	May 12, 2015
William Clark

/s/ Lynn Kitzmann	Chief Financial Officer, Principal Financial Officer	May 12, 2015
Lynn Kitzmann