Form 10-Q
period 2015-06-30
SPINDLE, INC.
filed 2015-08-14
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2015: 50,958,450 shares of Common Stock.

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

SPINDLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2015	2014
ASSETS
Current assets:
Cash	$270,371	$169,807
Restricted cash	1,500	20,000
Accounts receivable, net of allowance of $11,250	66,545	82,393
Prepaid expenses and other short-term receivables	338,086	87,428
Inventory	107,004	100,647
Total current assets	783,506	460,275

Fixed assets, net of accumulated depreciation of $12,313 and $10,750, respectively	19,533	22,145

Other assets:
License agreements, net of accumulated amortization of $0	690,000	-
Trademarks, net of accumulated amortization of $0	920,000	-
Domain names, net of accumulated amortization of $17,226 and $11,887 respectively	67,774	73,113
Capitalized software costs, net of accumulated amortization of $802,293 and $582,017, respectively	1,592,828	1,600,623
Asset held for sale - Residual contract revenue, net of accumulated amortization of $0 and $147,324, respectively	-	441,970
Deposits	2,882	3,382
Goodwill, net of accumulated impairment losses of $669,993	5,306,205	5,306,205
Total other assets	8,579,689	7,425,293
TOTAL ASSETS	$9,382,728	$7,907,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$632,339	$578,610
Advances	215,000	215,000
Deferred revenue	3,291	-
Accrued liabilities - related party	636,505	681,655
Notes payable - related party, net of discount of $0 and $55, respectively	172,162	172,108
Total current liabilities	1,659,297	1,647,373
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 50,808,450 and 42,068,773 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	50,808	42,069
Common stock authorized and unissued, 157,853 and 107,853 shares as of June 30, 2015 and December 31, 2014, respectively	158	108
Additional paid-in capital	24,309,811	21,470,580
Additional paid-in capital - stock warrants	103,500	-
Accumulated deficit	(16,740,846)	(15,252,417)
Total stockholders’ equity	7,723,431	6,260,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,382,728	$7,907,713

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THE THREE MONTHS ENDED		THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Revenue:
Sales income	$128,233	$177,947	$293,281	$475,872
Cost of sales	46,441	96,937	93,923	193,005

Gross profit	81,792	81,010	199,358	282,867

Expenses:
Depreciation and amortization	141,653	145,172	289,612	284,515
Promotional and marketing	(1,048)	38,774	25,457	50,741
Consulting	76,287	1,010,887	160,580	1,240,386
Salaries and wages (including share-based compensation)	379,123	1,286,736	1,140,553	1,733,301
Directors fees	37,500	45,000	82,500	85,000
Professional fees	91,178	613,967	241,897	790,457
General and administrative	70,784	239,408	119,372	425,085
Total operating expenses	795,477	3,379,944	2,059,971	4,609,485

Net operating loss	(713,685)	(3,298,934)	(1,860,613)	(4,326,618)

Other income (expense):
Gain on sale of assets	373,154	-	373,154	-
Interest expense	(354)	-	(916)	-
Interest expense - related party	(27)	(559)	(54)	(1,268)
Total other income (expense)	372,773	(559)	372,184	(1,268)

Loss before provision for income taxes	(340,912)	(3,299,493)	(1,488,429)	(4,327,886)
Provision for income taxes	-	-	-	-

Net loss	$(340,912)	$(3,299,493)	$(1,488,429)	$(4,327,886)
Weighted average number of common shares outstanding - basic and diluted	44,091,488	38,022,295	43,138,757	37,051,453

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.09)	$(0.03)	$(0.12)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THE SIX MONTHS ENDED
	JUNE 30,
	2015	2014
Operating activities
Net loss	$(1,488,429)	$(4,327,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	132,771	1,416,845
Shares issued for officer compensation	20,250	448,850
Depreciation and amortization	289,611	284,515
Gain on sale of residual asset	(373,154)	-
Amortization of debt discount - related party	55	7,830
Share based compensation expense	928,771	389,584
Decrease in allowance for doubtful accounts	-	(1,717)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,848	85,529
(Increase) decrease in prepaid expenses	(215,929)	85,473
Increase in inventory	(6,357)	(44,095)
Decrease in deposits and other assets	19,000	1,842
Increase in accounts payable and accrued expenses	103,727	96,794
Increase in deferred revenue	3,291	-
(Decrease) increase in expenses - related party	(300,150)	94,999
Decrease in accrued interest - related party	-	(5,019)
Net cash used in operating activities	(870,695)	(1,466,456)

Investing activities
Acquisition of intellectual property	-	(501,367)
Sale of fixed assets	753,740	-
Additions to capitalized software development	(212,481)	(288,499)
Net cash provided by (used in) investing activities	541,259	(789,866)

Financing activities
Net proceeds from advances	255,000	-
Net proceeds for notes payable - related party	-	45,000
Proceeds from the sale of common stock	175,000	1,552,500
Net cash provided by financing activities	430,000	1,597,500

Net increase (decrease) in cash	100,564	(658,822)
Cash - beginning	169,807	700,323
Cash - ending	$270,371	$41,501

Supplemental disclosures
Interest paid	$916	$-

Non-cash transactions
Shares issued for services	$132,771	$1,416,845
Shares issued for officer compensation	$20,250	$448,850
Shares issued for prepaid expenses	$34,729	$-
Shares issued for accounts payable	$50,000	$165,979
Shares issued for acquisitions	$-	$3,004,861
Options issued for share based compensation expense	$559,632	$389,584
Shares issued for share based compensation expense	$369,139	$-
Shares issued for trademark and licenses	$1,610,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Restricted cash

The Company maintains a restricted cash balance totaling $1,500 as part of its operating requirements in a non-interest-bearing account that currently does not exceed federally insured limits.

Concentration of credit risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income taxes

The Company accounts for its income taxes under the provisions of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 3,383,750 shares and include 600,000 warrants and 2,783,750 options. Of the 2,783,750 potential common shares that could be issued upon the exercise of the options at June 30, 2015, 837,917 had not vested.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($340,912) and ($1,488,429) for the three and six months ended June 30, 2015, respectively, and has an accumulated deficit of ($16,740,846). The Company incurred a net loss of ($3,299,493) and ($4,327,886) for the three and six months ended June 30, 2014, respectively, and has an accumulated deficit of ($10,658,281).

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	JUNE 30,	DECEMBER 31,
	2015	2014

Due from customers	$77,795	$93,643
Less allowance for bad debts	(11,250)	(11,250)
Total accounts receivable, net	$66,545	$82,393

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. The Company renewed the agreements in both 2014 and 2015, and as of June 30, 2015, has authorized the issuance of 250,000 shares for the annual agreement period at a fair value of $132,500. As a result, $97,771 was recorded to consulting expense related to the service for the six months ended June 30, 2015. The remaining prepaid balance at June 30, 2015 totaled $71,771.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2015	2014

Office furniture & equipment	$31,846	$32,895
Less: accumulated depreciation	(12,313)	(10,750)
Total fixed assets, net	$19,533	$22,145

NOTE 7 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY

Capitalized software costs and license agreements consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2015	2014

Capitalized software costs	$2,395,121	$2,182,640
Less: accumulated amortization	(802,293)	(582,017)
Net capitalized software costs	1,592,828	1,600,623

License agreements	690,000	69,808
Accumulated impairment loss	-	(69,808)
Less: accumulated depreciation	-	-
Net licenses	690,000	-
Total intellectual property, net	$2,282,828	$1,600,623

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - CAPITALIZED SOFTWARE COSTS AND INTELLECTUAL PROPERTY, CONTINUED

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”). The loyalty agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable the delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. Additionally, HWW will build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points. Consideration payable to HWW for the LPO is 3,000,000 unregistered shares of the Company's common stock (the “Common Stock”), which shall be issued directly to HWW. Pursuant to the Agreement, the Company and HWW will bundle their respective products to create a bundled package that will combine and co-brand the features of both parties' products (the “Bundled Package”). HWW will promote the Bundled Package including the co-branded mobile application to 30 million consumers. The consideration payable to HWW for the Bundled Package (“Trademark”) is 4,000,000 unregistered shares of the Company's Common Stock which shall be issued directly to HWW. The aggregate consideration to be paid to HWW for the Agreement is seven million (the “Closing Share Consideration”) shares of Common Stock.

NOTE 8 - DOMAIN NAMES AND TRADEMARKS

Domain names consisted of the following at:

	JUNE 30,	DECEMBER 31,
	2015	2014

Domain names	$85,000	$85,000
Less: accumulated amortization	(17,226)	(11,887)
Total domain names, net	$67,774	$73,113

Trademarks	$920,000	$-
Less: accumulated amortization	-	-
Total trademarks, net	$920,000	$-

On May 26, 2015, the Company entered into a loyalty agreement with HWW as described in Note 7 in exchange for the trademark valued at $920,000 in exchange for 4,000,000 shares of Common Stock.

NOTE 9 - RESIDUAL CONTRACTS

On December 31, 2012, the Company acquired the residual income stream of Parallel Solutions Inc. (“PSI”). This revenue was perpetual, provided that the vendor’s contract with PSI was not terminated. The calculations for the value associated with anticipated new income resulting from the acquired PSI residual contracts was determined based on PSI’s residual revenue stream for the period from November of 2011 to October 2012 of $535,722 and historical PSI’s termination rates of nil. The Company used the lowest industry standard multiple of (1.1) to determine the fair value of the contractual revenue stream as of the date of acquisition which was estimated to be $589,294.

On June 4, 2015 the Company entered into an agreement to sell the PSI residual income stream for a purchase price of $753,740. As a result of this transaction, $373,154 was recorded as a gain on sale of assets for the three and six months ended June 30, 2015. As of June 30, 2015, the Company has received $508,751 of the purchase price and the balance of $244,989 is recorded to short-term receivables.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - RESIDUAL CONTRACTS, CONTINUED

	JUNE 30,	DECEMBER 31,
	2015	2014

Residual contracts	$--	$589,294
Less: accumulated amortization	--	(147,324)
Total residual contracts, net	$--	$441,970

NOTE 10 - GOODWILL

	JUNE 30,	DECEMBER 31,
	2015	2014

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(669,993)	(669,993)
Total goodwill, net	$5,306,205	$5,306,205

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

NOTE 11 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Note (“Note”) to a director of the Company formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances of up to $250,000. The note is non-interest bearing, unsecured and matured on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the three and six months ended June 30, 2015, the Company has not made any payments on the Note. As of June 30, 2015, this Note has not been repaid in accordance with the terms of the note and the Company is process of negotiating new terms on the unpaid balance.

On June 30, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note is non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110.

During the three and six months ended June 30, 2015, interest expense of $27 and $54, related to amortization of the discount and interest on the unpaid notes was recorded, respectively.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the six months ended June 30, 2015, the Company authorized the issuance of 350,000 shares of its common stock for cash proceeds totaling $175,000. As of June 30, 2015, 150,000 of these shares were unissued.

During the six months ended June 30, 2015, the Company authorized the issuance of a total of 350,000 shares of common stock to two companies for services valued at $156,500. As of June 30, 2015, 7,853 of shares authorized for issuance in the prior year remain unissued.

During the six months ended June 30, 2015, the Company issued 100,000 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of these shares totaled $61,000. Of the total fair value, $50,000 has been recorded as a reduction to accounts payable and $11,000 was recognized as additional paid-in-capital and professional fees expense for the excess of the fair value.

During the six months ended June 30, 2015, the Company authorized the issuance of 5,000 shares of common stock valued at $7,250 to the former Chief Financial Officer as compensation for services.

During the six months ended June 30, 2015, the Company authorized the issuance of 100,000 shares of common stock valued at $13,000 to the Chief Financial Officer as compensation for services.

During the six months ended June 30, 2015, the Company authorized the issuance of 864,677 shares of common stock valued at $188,876 to members of the Board of Directors as compensation for services.

During the six months ended June 30, 2015, the Company authorized the issuance of 20,000 shares of common stock valued at $36,800 to an employee as compensation for services.

During the six months ended June 30, 2015, the Company authorized the issuance of 7,000,000 shares of common stock valued at $1,610,000 for the purchase of a license agreement with HWW as described in Note 7.

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

On March 11, 2015 the Board of Directors approved a private placement offering (the “Offering”) comprised of a unit (the “Unit”). Each Unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of the Company’s common stock. During the six months ended June 30, 2015, the Company sold 350,000 units under this offering.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 - WARRANTS AND OPTIONS, CONTINUED

The following is a summary of the status of all of the Company’s stock warrants and options as of June 30, 2015:

	Number of Warrants and Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2013	2,976,000
Granted	2,392,500	-
Exercised	-	-
Forfeited/Cancelled	(1,657,666)	-
Outstanding at December 31, 2014	3,710,834	$0.534	7.09
Exercisable at December 31, 2014	2,368,334	$0.553	6.33

Outstanding at December 31, 2014	3,710,834
Granted	441,250	-
Exercised	-	-
Forfeited/Cancelled	(768,334)	-
Outstanding at June 30, 2015	3,383,750	$0.537	7.28
Exercisable at June 30, 2015	2,545,833	$0.549	6.79

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

NOTE 15 - SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10 (“Subsequent Events”), and believes there are no material subsequent events to report.

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

On December 31, 2012 (the “PSI Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “PSI Agreement”) by and between us and Parallel Solutions Inc., a Nevada corporation (“PSI”), we acquired substantially all of the assets used in connection with Parallel’s business of facilitating electronic payment processing services to merchants (the “PSI Assets”), assumed certain specified liabilities. On June 4, 2015 the Company entered into an agreement to sell the PSI residual income stream for a purchase price of $753,740.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and six months ended June 30, 2015, the Company generated $128,233 and $293,281 in revenues, respectively, from its payment and transactional platform. The cost of sales, which are comprised of equipment cost of goods sold, web hosting fees, merchant and interchange fees, and commissions paid to the independent sales agents, for the three and six months ended June 30, 2015 were $46,441 and $93,923, respectively.  This compares to revenues during the three and six months ended June 30, 2014 of $177,947 and $475,872, respectively, and cost of sales of $96,937 and $193,005, respectively.  Gross profit during the three and six months ended June 30, 2015 was $81,792 and $199,358, respectively. Gross profit during the three and six months ended June 30, 2014 was $81,010 and $282,867, respectively.

The period-over-period decrease in revenues and gross profit is partially due to management’s decision to focus the majority of resources over the past year on platform integration and the Yowza!! application development at the expense of short-term revenue generation.  The sale of the PSI residual asset also contributed the decline in revenue. The PSI residual asset revenue was $45,887 and $170,165 for the three and six months ended June 30, 2015, respectively, compared to $195,295 and $407,302 for the three and six months ended June 30, 2014, respectively.

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

EBITDA

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended June 30, 2015 and 2014 follows:

	For the Three Months Ended June 30,								Adjusted EBITDA Change
	2015			2014			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 128,233		$ 128,233	$ 177,947		$ 177,947	$ (49,714)	-28%	$ (49,714)	-28%
Cost of sales	46,441		46,441	96,937		96,937	(50,496)	-52%	(50,496)	-52%

Gross profit	81,792		81,792	81,010		81,010	782	1%	782	1%

Expenses
Depreciation and amortization	141,653	(141,653)	-	145,172	(145,172)	-	(3,519)	-2%	-	0%
Promotional and marketing	(1,048)	-	(1,048)	38,774		38,774	(39,822)	#	(39,822)	#
Consulting	76,287	(57,125)	19,162	1,010,887	(647,500)	363,387	(934,600)	-92%	(344,225)	-95%
Salaries and wages (including equity compensation)	379,123	(130,475)	248,648	1,286,736	(831,799)	454,937	(907,613)	-71%	(206,289)	-45%
Directors fees	37,500	(37,500)	-	45,000	(45,000)	-	(7,500)	-17%	-	0%
Professional fees	91,178	-	91,178	613,967	(423,345)	190,622	(522,789)	-85%	(99,444)	-52%
General and administrative	70,784		70,784	239,408		239,408	(168,624)	-70%	(168,624)	-70%
Total operating expenses	795,477	(366,753)	428,724	3,379,944	(2,092,816)	1,287,128	(2,584,467)	#	(858,404)	-67%

Net Operating Loss / Adjusted EBITDA	$(713,685)	$366,753	$(346,932)	$(3,298,934)	$2,092,816	$(1,206,118)	$2,585,249	#	$859,186	71%

# - represents a value greater than 100% change

	For the Six Months Ended June 30,								Adjusted EBITDA Change
	2015			2014			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 293,281		$ 293,281	$ 475,872		$ 475,872	$ (182,591)	-38%	$ (182,591)	-38%
Cost of sales	93,923		93,923	193,005		193,005	(99,082)	-51%	(99,082)	-51%

Gross profit	199,358		199,358	282,867		282,867	(83,509)	-30%	(83,509)	-30%

Expenses
Depreciation and amortization	289,612	(289,612)	-	284,515	(284,515)	-	5,097	2%	-	0%
Promotional and marketing	25,457	-	25,457	50,741		50,741	(25,284)	-50%	(25,284)	-50%
Consulting	160,580	(121,771)	38,809	1,240,386	(822,500)	417,886	(1,079,806)	-87%	(379,077)	-91%
Salaries and wages (including equity compensation)	1,140,553	(616,682)	523,871	1,733,301	(838,435)	894,866	(592,748)	-34%	(370,995)	-41%
Directors fees	82,500	(82,500)	-	85,000	(85,000)	-	(2,500)	-3%	-	0%
Professional fees	241,897	(11,000)	230,897	790,457	(423,345)	367,112	(548,560)	-69%	(136,215)	-37%
General and administrative	119,372		119,372	425,085		425,085	(305,713)	-72%	(305,713)	-72%
Total operating expenses	2,059,971	(1,121,565)	938,406	4,609,485	(2,453,795)	2,155,690	(2,549,514)	#	(1,217,284)	-56%

Net Operating Loss / Adjusted EBITDA	$(1,860,613)	$1,121,565	$(739,048)	$(4,326,618)	$2,453,795	$(1,872,823)	$2,466,005	-57%	$1,133,775	61%

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

For the three and six months ended June 30, 2015, we incurred operating expenses in the amount of $795,477 and $2,059,971, respectively, as compared to $3,379,944 and $4,609,485 for the three and six months ended June 30, 2014, respectively. The amounts for the three and six months ended June 30, 2015 are comprised of $141,653 and $289,612 in depreciation and amortization expense related to our intellectual property and fixed assets; $(1,048) and $25,457, in promotional and marketing; $76,287 and $160,580 in consulting fees; $379,123 and $1,140,553 in salaries and wages; $37,500 and $82,500 in directors fees; $91,178 and $241,897 in professional fees; and $70,784 and $119,372 in general and administrative expenses.

Operating expenses have declined compared to the six months ended June 30, 2014. We have remained focused on controlling costs, while we continue to develop and grow revenues and Yowza!!   We expect operating expenses to increase at a rate directly proportional to our growth.

Interest Income and Other Expense

During the three and six months ended June 30, 2015, we recognized interest expense of $381 and $970, respectively. This compares to $559 and $1,268 in interest expense for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, we recognized a gain on the sale of the PSI asset of $373,154. This was a one-time gain and do not expect this to be a recurring item.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and six months ended June 30, 2015 was $340,912 and $1,488,429, respectively.  Net losses are attributable to the Company’s acquisition and development of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three and six months ended June 30, 2014, we incurred a net loss of $3,299,493 and $4,327,886, respectively.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2015 was $870,695 compared to $1,466,456 of cash used in operations during the comparable period ended June 30, 2014.  The decrease in the use of cash for operating activities is primarily the result of the Company’s management of its cash spend during the continued development of the Yowza!! integration and non-cash expenses recognized in net loss, such as stock based compensation. We also realized a gain on the strategic sale of the PSI residual asset of $373,154.    We expect this use of cash to increase at a rate in direct proportion to our growth.

During the six months ended June 30, 2015, net cash provided by investing activities totaled $541,259 of which $753,740 was realized in a sale of the PSI residual asset, offset by $212,481 of labor costs related to continuing software development. During the comparable six month period ended June 30, 2014, net cash used in investing activities totaled $789,866, of which $501,071 was utilized in the acquisition of Yowza!! and $288,499 was attributable to labor costs related to software development.

During the six months ended June 30, 2015, net cash provided by financing activities totaled $430,000 comprised of $175,000 which was received from investors purchasing shares of our common stock and $255,000 which was classified as an advance to the Company. In comparison, during the six months ended June 30, 2014, financing activities provided $1,597,500, comprised of $1,552,500 which was received from investors purchasing shares of our common stock, $100,000 which was classified as a note payable from a related party, offset by $55,000 in debt repayment to related parties.

As of June 30, 2015, we had $270,371 of cash on hand, which is exclusive of $1,500 of restricted cash.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

This report discusses our financial statements, which have been prepared in accordance with GAAP.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

In order to address these concerns, the Company has taken remediation steps including hiring a new Chief Financial Officer and additional staff.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our significant business risks are described in our Annual Report on Form 10-K filed with the Commission on March 30, 2015 which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2015, the Company authorized the issuance of 150,000 shares of its common stock for cash proceeds totaling $75,000. As of June 30, 2015, these shares were unissued.

During the three months ended June 30, 2015, the Company authorized the issuance of 100,000 shares of common stock valued at $13,000 to the Chief Financial Officer as compensation for services.

During the three months ended June 30, 2015, the Company authorized the issuance of 884,677 shares of common stock valued at $188,876 to members of the Board of Directors as compensation for services.

During the three months ended June 30, 2015, the Company authorized the issuance of 10,000 shares of common stock valued at $18,400 to an employee as compensation for services.

During the three months ended June 30, 2015, the Company authorized the issuance of 7,000,000 shares of common stock valued at $1,800,000 for the purchase of a license agreement with HWW as described in Note 7.

During the three months ended June 30, 2015, the Company authorized the issuance of a total of 400,000 shares of common stock to two companies for services valued at $87,000.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, inasmuch as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
2.4	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
2.5	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
2.6	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (5)
2.7	Asset Purchase Agreement entered into on June 4, 2015 between Spindle, Inc. and C&H Financial Services, Inc. (7)
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(1)
4.1	Specimen Common Stock Certificate of the Company (5)
10.1	Form of Subscription Agreement in Private Offering (6)
10.2	Form of Securities Purchase Agreement in Private Offering (6)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

(4)

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by the registrant with the Securities and Exchange Commission on September 3, 2013.

(5)

Incorporated by reference to the Registration Statement on Form S-1 filed by the registrant with the Securities and Exchange Commission on February 3, 2015.

(6)

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed by the registrant with the Securities and Exchange Commission on May 12, 2015.

(7)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on June 10, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark	Chief Executive Officer, Principal Executive Officer	August 14, 2015
William Clark

/s/ Lynn Kitzmann	Chief Financial Officer, Principal Financial Officer	August 14, 2015
Lynn Kitzmann