Form 10-Q
period 2015-09-30
SPINDLE, INC.
filed 2015-11-16
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2015: 52,615,450 shares of Common Stock.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SPINDLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$171,446	$169,807
Restricted cash	1,500	20,000
Accounts receivable, net	30,474	82,393
Prepaid expenses and other short-term receivables	167,944	87,428
Inventory	108,381	100,647
Total current assets	479,745	460,275

Property and equipment, net	18,227	22,145
Intangible assets, net	3,231,138	1,673,736
Asset held for sale - Residual contract revenue, net of accumulated amortization of $0 and $147,324, respectively	-	441,970
Deposits	4,382	3,382
Goodwill	5,306,205	5,306,205
Total other assets	8,559,952	7,447,438
TOTAL ASSETS	$9,039,697	$7,907,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$292,938	$578,610
Advances	215,000	215,000
Deferred revenue	3,291	-
Accrued liabilities - related party	870,379	681,655
Notes payable - related party, net of discount of $0 and $55, respectively	172,162	172,108
Total current liabilities	1,553,770	1,647,373

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. 50,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value. 300,000,000 shares authorized; 51,965,116 and 42,068,773 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	51,965	42,069
Common stock authorized and unissued; 27,853 and 107,853 shares as of September 30, 2015 and December 31, 2014, respectively	408	108
Additional paid-in capital	24,760,616	21,470,580
Accumulated deficit	(17,327,062)	(15,252,417)
Total stockholders’ equity	7,485,927	6,260,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,039,697	$7,907,713

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THE THREE MONTHS ENDED		THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Revenue:
Sales revenue	$133,591	$200,478	$426,872	$676,351
Cost of revenue	51,593	50,677	145,516	243,683

Gross profit	81,998	149,801	281,356	432,668

Expenses:
Depreciation and amortization	125,470	152,809	415,082	437,324
Promotional and marketing	5,493	21,425	30,949	90,879
Consulting	114,000	353,397	274,580	1,593,784
Salaries and wages (including share-based compensation)	246,683	569,900	1,387,235	2,303,200
Directors fees	41,100	44,839	123,600	129,839
Professional fees	46,583	79,641	288,480	851,385
General and administrative	50,189	63,193	169,562	488,278
Total operating expenses	629,518	1,285,204	2,689,488	5,894,689

Net operating loss	(547,520)	(1,135,403)	(2,408,132)	(5,462,021)

Other income (expense):
Gain on sale of assets	(30)	-	373,124	-
Other expense	(38,522)	-	(38,522)	-
Interest expense	(143)	-	(1,059)	-
Interest expense - related party	-	(338)	(54)	(1,606)
Total other income (expense)	(38,695)	(338)	333,489	(1,606)

Loss before provision for income taxes	(586,215)	(1,135,741)	(2,074,643)	(5,463,627)
Provision for income taxes	-	-	-	-

Net loss	$(586,215)	$(1,135,741)	$(2,074,643)	$(5,463,627)
Weighted average number of common shares outstanding - basic and diluted	50,941,747	38,922,980	45,768,336	37,682,150

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.03)	$(0.05)	$(0.14)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Operating activities
Net loss	$(2,074,643)	$(5,463,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	375,771	1,710,553
Shares issued for officer compensation	20,250	586,725
Depreciation and amortization	414,599	437,324
Gain on sale of residual asset	(373,124)	-
Amortization of debt discount - related party	54	2,611
Share-based compensation	1,021,484	447,805
Decrease in allowance for doubtful accounts	-	(1,717)
Changes in operating assets and liabilities:
Decrease in accounts receivable	51,919	97,462
(Increase) decrease in prepaid expenses	17,213	128,271
Increase in inventory	(7,734)	(48,240)
Decrease in deposits and other assets	17,500	1,842
Increase in accounts payable and accrued expenses	(285,674)	303,888
Increase in deferred revenue	3,291	-
(Decrease) increase in expenses - related party	(271,276)	166,341
Decrease in accrued interest - related party	-	(5,019)
Net cash used in operating activities	(1,090,372)	(1,635,781)

Investing activities
Acquisition of intellectual property	-	(501,367)
Sale of residual assets	753,710	-
Additions to capitalized software development	(296,699)	(370,130)
Net cash provided by (used in) investing activities	457,011	(871,497)

Financing activities
Net proceeds from advances	460,000	-
Net proceeds for notes payable - related party	-	45,000
Proceeds from issuance of common stock	175,000	1,895,000
Net cash provided by financing activities	635,000	1,940,000

Net increase (decrease) in cash and cash equivalents	1,639	(567,278)
Cash - beginning	169,807	700,323
Cash - ending	$171,446	$133,045

Supplemental disclosures
Interest paid	$1,059	$-
Taxes paid	$-	$-

Non-cash transactions
Shares issued for services	$375,771	$1,710,553
Shares issued for officer compensation	$20,250	$586,725
Shares issued for prepaid expenses	$34,729	$259,292
Shares issued for accounts payable	$300,000	$165,979
Shares issued for acquisitions	$-	$3,004,861
Options and shares issued for share based compensation expense	$1,021,484	$447,805
Shares issued for trademark and licenses	$1,610,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  As such, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

These statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for interim periods are not necessarily indicative of results to be expected for the full year.

There have been no changes to the Company’s significant accounting policies in the preparation of our interim reports and related notes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

We consider cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 805-30-25, “Accounting for Business Combinations” (“ASC Topic 805-30-25”) and ASC Topic 350-20-35, “Accounting for Goodwill - Subsequent Measurement” (“ASC Topic 350-20-35”).

ASC Topic 805-30-25 requires that the acquirer recognize goodwill as of the acquisition date as the excess of the fair value of the consideration transferred over the fair value of the net acquisition-date amounts of the identifiable assets and liabilities assumed.

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

Goodwill, continued

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 3,368,750 shares and include 600,000 warrants and 2,768,750 options. Of the 2,768,750 potential common shares that could be issued upon the exercise of the options at September 30, 2015, 817,916 had not vested. Potential common shares as of September 30, 2014 that were excluded from the computation of diluted net loss per share amounted to 4,343,500 shares and include 250,000 warrants and 4,093,500 options. Of the 4,343,500 potential common shares that could be issued upon the exercise of the options at September 30, 2014, 1,770,556 had not vested.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40), related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment.

The Company is currently evaluating the impact of these pronouncements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($586,215) and ($2,074,644) for the three and nine months ended September 30, 2015, respectively, and has an accumulated deficit of ($17,327,062). The Company incurred a net loss of ($1,135,741) and ($5,463,627) for the three and nine months ended September 30, 2014, respectively, and had an accumulated deficit of ($11,794,023).

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

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Due from customers	$41,724	$93,643
Less allowance for bad debts	(11,250)	(11,250)
Total accounts receivable, net	$30,474	$82,393

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

On January 23, 2013, the Company entered into a public relations consulting agreement for a term of two years. The Company renewed the agreements in both 2014 and 2015, and as of September 30, 2015, authorized the issuance of 250,000 shares for the annual agreement period at a fair value of $132,500. As a result, $93,854 was recorded to consulting expense related to the service for the nine months ended September 30, 2015. The remaining prepaid balance at September 30, 2015 totaled $38,646.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Office furniture & equipment	$30,540	$32,895
Less: accumulated depreciation	(12,313)	(10,750)
Total fixed assets, net	$18,227	$22,145

NOTE 7 - INTANGIBLE ASSETS

Intangible Assets consisted of the following at:

	September 30, 2015 Gross	Accumulated Amortization	September 30, 2015 Net

Capitalized software costs	$2,479,339	$(923,306)	$1,556,033
License agreements	690,000	-	690,000
Trademarks	920,000	-	920,000
Domain names	85,000	(19,895)	65,105
Total intellectual property, net	$4,174,339	$(943,201)	$3,231,138

	December 31, 2014 Gross	Accumulated Amortization	December 31, 2014 Net

Capitalized software costs	$2,182,640	$(582,017)	$1,600,623
License agreements	69,808	(69,808)	-
Trademarks	-	-	-
Domain names	85,000	(11,887)	73,113
Total intellectual property, net	$2,337,448	$(663,712)	$1,673,736

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - INTANGIBLE ASSETS, CONTINUED

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”). The loyalty agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable the delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. Additionally, HWW will build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points. Consideration payable to HWW for the LPO was 3,000,000 unregistered shares of the Company's common stock (the “Common Stock”), which was issued directly to HWW. Pursuant to the Agreement, the Company and HWW will bundle their respective products to create a bundled package that will combine and co-brand the features of both parties' products (the “Bundled Package”). HWW will promote the Bundled Package including the co-branded mobile application to 30 million consumers. The consideration paid to HWW for the Bundled Package (“Trademark”) is 4,000,000 unregistered shares of the Company's Common Stock which was issued directly to HWW. The aggregate consideration paid to HWW for the Agreement was 7,000,000 (the “Closing Share Consideration”) shares of unregistered Common Stock.

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

On June 4, 2015, the Company entered into an agreement to sell the PSI residual income stream for a purchase price of $753,740. As a result of this transaction, $373,124 was recorded as a gain on sale of assets for the nine months ended September 30, 2015. As of September 30, 2015, the Company has received $678,366 of the purchase price and the balance of $75,374 is recorded to short-term receivables.

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014

Residual contracts	$--	$589,294
Less: accumulated amortization	--	(147,324)
Total residual contracts, net	$--	$441,970

NOTE 9 - GOODWILL

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(669,993)	(669,993)
Total goodwill, net	$5,306,205	$5,306,205

SPINDLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - GOODWILL, CONTINUED

In connection with the acquisition on March 20, 2013, the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork. The Company recorded goodwill related to this acquisition of $2,679,970. During its annual evaluation of goodwill, the Company determined that the carrying amount of goodwill related to MeNetwork, exceeded its fair value. As a result, the Company recorded an impairment loss, to other expense, of $669,993 during the year ended December 31, 2014. This charge reflects the impact of partially sun-setting assets acquired from MeNetwork in conjunction with the Company’s integration of Yowza!!

In connection with the acquisition (as further described in Note 14) on January 3, 2014, the Company assumed certain liabilities and acquired substantially all of the assets of Yowza!!. The Company recorded goodwill related to this acquisition of $3,296,228. During its annual evaluation of goodwill, the Company determined that the fair value of goodwill exceeded its carrying amount and as a result no impairment charge was recorded.

NOTE 10 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Note (“Note”) to a director of the Company formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances of up to $250,000. The note is non-interest bearing, unsecured and matured on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the three and nine months ended September 30, 2015, the Company has not made any payments on the Note. As of September 30, 2015, this Note has not been repaid in accordance with the terms of the note and the Company is process of negotiating new terms on the unpaid balance.

On June 30, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note is non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110.

During the three and nine months ended September 30, 2015, interest expense of $0 and $54, related to amortization of the discount and interest on the unpaid notes was recorded, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2015, the Company issued 1,000,000 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of these shares totaled $250,000 which was recorded as a reduction to accounts payable.

During the three months ended September 30, 2015, the Company authorized the issuance of 6,666 shares of common stock valued at $12,265 to an employee as compensation for services.  The Company also issued 350,000 shares of its common stock to one of its directors as compensation for a one-year consulting agreement.  50,000 shares were issued to other consultants and advisors in regard to services provided.

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

(Unaudited)

NOTE 12 - WARRANTS AND OPTIONS, CONTINUED

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

On March 11, 2015, the Board of Directors approved a private placement offering (the “Offering”) comprised of a unit (the “Unit”). Each Unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of the Company’s common stock. During the nine months ended September 30, 2015, the Company sold 350,000 units under this offering.

The following is a summary of the status of all of the Company’s stock warrants and options as of September 30, 2015:

	Number of Warrants and Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2013	2,976,000
Granted	2,392,500	-
Exercised	-	-
Forfeited/Cancelled	(1,657,666)	-
Outstanding at December 31, 2014	3,710,834	$ 0.534	7.09
Exercisable at December 31, 2014	2,368,334	$ 0.553	6.33

Outstanding at December 31, 2014	3,710,834
Granted	441,250	-
Exercised	-	-
Forfeited/Cancelled	(816,667)	-
Outstanding at September 30, 2015	3,335,417	$ 0.537	7.03
Exercisable at September 30, 2015	2,550,834	$ 0.549	6.79

NOTE 13 - BUSINESS ACQUISITIONS

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

(Unaudited)

NOTE 13 - BUSINESS ACQUISITIONS, CONTINUED

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

Catalyst Business Development, Inc. Transaction

We entered into an asset purchase agreement on September 14, 2015 to purchase certain assets from Catalyst Business Development, Inc. (“CBD”) and Antone Biondo. Consideration for the assets is expected to be 300,000 shares of the Company’s restricted common stock.  The transaction is expected to close in the 4th quarter of 2015.

NOTE 14 - SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10 (“Subsequent Events”). In November, 2015, 300,000 shares of the Company’s restricted common stock were issued in consideration for the assets of Catalyst Business Development, Inc. The Company believes there are no other material subsequent events to report.

Special Note of Caution Regarding Forward-Looking Statements

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, “believes,” “expects," "intends,” “plans,” “anticipates,” “estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, "believes,” “expects," "intends,” “plans,” “anticipates,” “estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

We grow our business through acquisitions and we expect to continue to expand in this manner.

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

In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, was deposited in escrow for a period of one year from the Yowza Closing Date for the purpose of satisfying Yowza!!’s indemnification obligations under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Yowza Closing Date. The Yowza!! Indemnification Escrow was released on January 12, 2015 and the escrow has been terminated.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and nine months ended September 30, 2015, the Company generated $133,591 and $426,872 in revenues, respectively, from its payment and transactional platform. The cost of sales, which are comprised of equipment cost of goods sold, web hosting fees, merchant and interchange fees, and commissions paid to the independent sales agents, for the three and nine months ended September 30, 2015 were $51,593 and $145,516, respectively.  This compares to revenues during the three and nine months ended September 30, 2014 of $200,478 and $676,351, respectively, and cost of sales of $50,677 and $243,683, respectively.  Gross profit during the three and nine months ended September 30, 2015 was $81,998 and $281,356, respectively. Gross profit during the three and nine months ended September 30, 2014, was $149,801 and $432,668, respectively.

The period-over-period decrease in revenues and gross profit is mainly due to management’s decision to focus the majority of resources over the past year on platform integration and the Yowza!! application development at the expense of short-term revenue generation.  The sale of the PSI residual asset also contributed the decline in revenue. The PSI residual asset revenue was $213 and $170,378 for the three and nine months ended September 30, 2015, respectively, compared to $154,226 and $561,527 for the three and nine months ended September 30, 2014, respectively.

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

EBITDA

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling U.S. GAAP amounts (i.e., items reported in accordance with U.S. GAAP) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended September 30, 2015 and 2014 follows:

	For the Three Months Ended September 30,								Adjusted EBITDA Change
	2015			2014			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 133,591		$ 133,591	$ 200,478		$ 200,478	$(66,887)	-33%	$(66,887)	-33%
Cost of sales	51,593		51,593	50,677		50,677	916	2%	916	2%

Gross profit	81,998		81,998	149,801		149,801	(67,803)	-45%	(67,803)	-45%

Expenses
Depreciation and amortization	125,470	(125,470)	-	152,809	(152,809)	-	(27,339)	-18%	-	0%
Promotional and marketing	5,493	-	5,493	21,425		21,425	(15,933)	-74%	(15,933)	-74%
Consulting	114,000	(51,625)	62,375	353,397	(319,750)	33,647	(239,397)	-68%	28,728	85%
Salaries and wages (including equity compensation)	246,683	(29,612)	217,071	569,900	(196,095)	373,805	(323,217)	-57%	(156,734)	-42%
Directors fees	41,100	(41,100)	-	44,839	(44,839)	-	(3,739)	-8%	-	0%
Professional fees	46,583	-	46,583	79,641	-	79,641	(33,058)	-42%	(33,058)	-42%
General and administrative	50,189		50,189	63,193		63,193	(13,003)	-21%	(13,003)	-21%
Total operating expenses	629,518	(247,807)	381,711	1,285,204	(713,493)	571,711	(655,686)	-51%	(190,000)	-33%

Net Operating Loss / Adjusted EBITDA	$(547,520)	$ 247,807	$ (299,713)	$(1,135,403)	$ 713,493	$(421,910)	$ 587,883	-52%	$ 122,197	29%

	For the Nine Months Ended September 30,								Adjusted EBITDA Change
	2015			2014			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 426,872		$ 426,872	$ 676,351		$ 676,351	$(249,479)	-37%	$(249,479)	-37%
Cost of sales	145,516		145,516	243,683		243,683	(98,167)	-40%	(98,167)	-40%

Gross profit	281,356		281,356	432,668		432,668	(151,312)	-35%	(151,312)	-35%

Expenses
Depreciation and amortization	415,082	(415,082)	-	437,324	(437,324)	-	(22,242)	-5%	-	0%
Promotional and marketing	30,949	-	30,949	90,879		90,879	(59,930)	-66%	(59,930)	-66%
Consulting	274,580	(173,396)	101,184	1,593,784	(1,436,625)	157,159	(1,319,204)	-83%	(55,975)	-36%
Salaries and wages (including equity compensation)	1,387,235	(646,294)	740,941	2,303,200	(1,034,529)	1,268,671	(915,965)	-40%	(527,730)	-42%
Directors fees	123,600	(123,600)	-	129,839	(129,839)	-	(6,239)	-5%	-	0%
Professional fees	288,480	(11,000)	277,480	851,385	(581,324)	270,061	(562,905)	-66%	7,419	3%
General and administrative	169,562		169,562	488,278	(8,000)	480,278	(318,716)	-65%	(310,716)	-65%
Total operating expenses	2,689,488	(1,369,372)	1,320,116	5,894,689	(3,627,641)	2,267,048	(3,205,201)	-54%	(946,932)	-42%

Net Operating Loss / Adjusted EBITDA	$(2,408,132)	$ 1,369,372	$(1,038,760)	$(5,462,021)	$ 3,627,641	$(1,834,380)	$ 3,053,889	-56%	$ 795,620	43%

# - represents a value greater than 100% change

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our U.S. GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

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

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.  Some of these limitations are:

•

Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•

Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•

Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

•

Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and providing Adjusted EBITDA only as supplemental information.

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; rent; utilities; bank charges; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; legal fees; and costs related to the preparation and submission of reports and information or proxy statements with the SEC.

For the three and nine months ended September 30, 2015, we incurred operating expenses in the amount of $629,518 and $2,689,488, respectively, as compared to $1,285,204 and $5,894,689 for the three and nine months ended September 30, 2014, respectively. The main differences in the periods are related to lower consulting fees, professional fees and salaries and wages in 2015 than in 2014.  Much of the higher costs in 2014 were related to the Yowza!! acquisition.  We have also implemented several cost-savings programs, including reduced payroll, and we remain focused on controlling expenses, while we continue to develop and grow revenues and Yowza!!   We expect operating expenses to increase at a rate directly proportional to our growth.

Interest Income and Other Expense

During the three and nine months ended September 30, 2015, we recognized interest expense of $143 and $1,113, respectively. This compares to $338 and $1,606 in interest expense for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2015, we recorded $38,522 as other expense, which is related to the write-off of a vendor license that will not be used, and amounts from customers that are determined non-recoverable.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and nine months ended September 30, 2015 was $586,215 and $2,074,643, respectively.  Net losses are attributable to the Company’s acquisition and development of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products. During the three and nine months ended September 30, 2014, we incurred a net loss of $1,135,741 and $5,463,627, respectively.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

As of September 30, 2015, we had $171,446 of cash on hand, which is exclusive of $1,500 of restricted cash.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Cash used in operating activities during the nine months ended September 30, 2015 was $1,090,372 compared to $1,635,781 of cash used in operations during the comparable period ended September 30, 2014.  The decrease in the use of cash for operating activities is primarily the result of the Company’s management of its cash spend during the continued development of the Yowza!! integration and non-cash expenses recognized in net loss, such as stock based compensation. We also realized a gain on the strategic sale of the PSI residual asset of $373,124 in the second quarter of the year.   We expect our use of cash to increase at a rate in direct proportion to our growth.

During the nine months ended September 30, 2015, net cash provided by investing activities totaled $457,011, of which $753,710 was realized in a sale of the PSI residual asset, offset by $296,699 of labor costs related to continuing software development. During the comparable nine-month period ended September 30, 2014, net cash used by investing activities totaled $871,497, of which $501,367 was utilized in the acquisition of Yowza!! and $370,130 was attributable to labor costs related to software development.

During the nine months ended September 30, 2015, net cash provided by financing activities totaled $635,000 comprised of $175,000 which was received from investors purchasing shares of our common stock and $460,000 in advances received from related parties.  In comparison, during the nine months ended September 30, 2014, financing activities provided $1,940,000, comprised of $1,895,000 which was received from investors purchasing shares of our common stock, $100,000 which was classified as a note payable from a related party, offset by $55,000 in debt repayment to related parties.

This report discusses our financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (interim principal financial officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

In order to address these concerns, the Company has taken remediation steps including hiring a new Chief Financial Officer and additional staff.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015, the Company authorized the issuance of:

•

1,000,000 shares of its common stock valued at $250,000 to a vendor as payment of fees;

•

6,666 shares of common stock valued at $12,267 to an employee as compensation for services.

•

350,000 shares of common stock valued at $59,500 to a member of our Board of Directors in relation to a one-year consulting agreement.  As of September 30, 2015, these shares were unissued.

•

50,000 shares of its common stock valued at $9,600 to consultants and advisors.   As of September 30, 2015, these shares were unissued.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, inasmuch as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

We have never declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(1)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark William Clark	Chief Executive Officer, Principal Executive Officer	November 16, 2015

/s/ John Devlin John Devlin	Interim Chief Financial Officer, Interim Principal Financial Officer	November 16, 2015