Form 10-K
period 2015-12-31
SPINDLE, INC.
filed 2016-03-30
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-55151

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

Yes [  ]  No [X]

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,129,352 based on the last reported sale price of such stock as reported on such date.

As of March 30, 2016, the registrant has 67,698,740 shares of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPINDLE, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, whether our services are accepted in the marketplace, our ability to expand our customer base, our management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Concurrent with the closing of the Spindle Mobile Agreement, we amended our articles of incorporation to change our name from "“Coyote Hills Golf, Inc." to "Spindle, Inc." Additionally, we changed our authorized capital from 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.001 par value to 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 preferred stock, $0.001 par value.  The actions were approved on November 11, 2011, by the consent of the majority stockholders who represented 90% of our issued and outstanding common stock, and were effective on December 2, 2011.

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired, substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the "Parallel Indemnification Escrow") and 100,000 shares (the "Parallel Deferred Consent Escrow”) were deposited in escrow with our transfer agent.  The Parallel Indemnification Escrow was released on January 23, 2014. On October 29, 2013, the Parallel Deferred Consent Escrow was released to Parallel after certain specified contract assignments and residual revenue streams were assigned to the Company pursuant to the Parallel Agreement.

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork, Inc., a Delaware corporation (“MeNetwork”), (2) on March 20, 2013, substantially all of the assets of MeNetwork, Inc. (“MeNetwork”) used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 were deposited in escrow with our transfer agent for the purposes of satisfying any indemnification claims.  The MeNetwork Indemnification Escrow was released pursuant to the MeNetwork Agreement. On October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a former director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment”), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

On January 3, 2014, the Company acquired substantially all of the assets of Y Dissolution, Inc., a Delaware corporation (formerly known as Yowza International, Inc.) (“Yowza!!”), used in connection with the business of providing retail coupons through a mobile application pursuant to an Asset Purchase Agreement, dated December 10, 2013, by and between the Company and Yowza!! in exchange for $500,000 and 1,642,000 unregistered shares of the Company’s common stock issued to (1) the holders of Yowza!!’s outstanding capital stock, and (2) certain executive management members and advisors of Yowza!!.

On October 23, 2015 (the “Closing Date”) the Company completed the acquisition of specific assets of Catalyst Business Development, Inc. (“Catalyst”) pursuant to an Asset Purchase Agreement, dated September 14, 2015, by and between the Company and Catalyst in exchange for 300,000 unregistered shares of the Company’s common stock issued to the holders of Catalyst stock.  The consideration amounted to $75,000 using a fair value of $0.25 per share at the Closing Date.  The assets acquired include a white-labeled license of the Merchant Partners solution and various assets related to branding, marketing and sales. Spindle will continue to operate the gateway under the Catalyst brand.

As a result of the acquisitions described above, we have developed products and services that combine the benefits of a commercial mobile marketing platform with a secure and fully-functioning mobile payment platform.  Our services are targeted primarily to small and medium sized businesses, which we define as businesses with less than $15 million in annual revenues and less than 250 fulltime employees, because these businesses may not have the financial resources to invest in the development of marketing applications for use with mobile devices.   Through the Yowza!! mobile marketing platform, which can be downloaded at no cost, we notify consumers of geo-located special offers, discounts and events provided by nearby merchants or merchants the consumer “subscribes” to.  We generate revenue through processing payment card transactions and through monthly subscriber fees paid by small and medium sized businesses for the use of our Yowza!! products.

Because we are still growing our business, we have not earned enough revenue to support our operations and we are not profitable. To date, we have funded our operations through sales of our equity securities and loans from related parties. We cannot guarantee that we will ever be profitable.

Business Description

Spindle provides commerce solutions for payment processing services, point-of-sale systems, and customer marketing to small and medium sized businesses. Spindle enables businesses to sell their goods and services, accept payment, and create repeat sales though payment processing and marketing and loyalty programs. Spindle has operated as a Payment Facilitator for all of 2015, which enables our merchants to get the benefit of instant boarding, and we have also recently added traditional merchant services to our offering as a registered Agent of Citizens Bank, N.A. Providence, RI (the “Sponsoring Bank”), which enables us to offer merchant services worldwide.

Spindle’s services are differentiated by our ability to offer fully integrated solutions. The Yowza!! branded Point-of-sale (“POS”) platform supplies business with a full commerce solution which provides critical business functions, online ordering, inventory management and menu management, on-line ordering, mobile payment acceptance, and EMV compliance. When coupled with our payment processing capabilities and other Yowza!! marketing services, a business has a single source supplier that can positively impact the growth and sustainability of their business. We believe this combination of services is unique in the market, providing us with competitive advantages that have the potential to generate strong growth and profitability by enabling us to win business through our direct and indirect sales channels.

Merchant Services

Payments platform

Spindle operates one of the few “self-service” Payment Facilitator platforms (“PF”) in the country. As a Payment Facilitator, we provide services to merchants under a process defined by the card associations as “Aggregation” or “Master Merchant.” Spindle holds the merchant relationship with our Sponsoring Bank, and bears the risk of underwriting and fraud. We use a single identified mark of “SPI*” on the Visa, MasterCard, Discover, and American Express networks with our registered identification.

Spindle PF platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. By providing all of the necessary services, we are designated in the market as a “self-service” Payment Facilitator. Spindle controls all of these necessary aspects in the payment process, and is then able to supply a one-step boarding process for our channel partners and value-added resellers. We streamline the underwriting process for merchants, and leverage credit, funding, and transaction velocity to manage fraud to a very low level, compared to other aggregators in the market. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

To expand beyond the market segments where Payment Facilitation is effective, Spindle executed a Member Service Provider (“MSP”) agreement with Worldpay US, Inc. (“Worldpay”) and Citizen Bank, N.A. towards the end of 2015. As a result, Spindle is now a registered Agent of Citizens Bank, N.A. Providence, RI which enables us to offer merchant services worldwide. As an MSP, Spindle provides merchants with a broad range of credit, debit and prepaid payment processing services. We give them the ability to accept and process Visa, MasterCard, American Express, Discover and PIN debit network card transactions originated at the point of sale, as well as for ecommerce and mobile transactions. This service includes all aspects of card processing, including authorization and settlement, customer service, chargeback and retrieval processing and network fee and interchange management.

Chip card upgrades in the United States drive another very important evolution in the payment processing market. The card associations are actively promoting the move to the chip card infrastructure, also known as Eurocard-MasterCard-Visa (“EMV”) standard. This is in response to many of the recent data breaches where credit card numbers have been stolen. The EMV standard helps to reduce the ability to reproduce stolen credit cards by employing a secure interaction with the chip on the card. The card associations are driving the move to EMV by shifting the liability to merchants who accept a fraudulent card when the card was issued as an EMV card, but accepted as a mag strip transaction. It is anticipated that fraud will migrate to merchants who have not yet moved to EMV, thus increasing losses and risk for those merchants.

Point of Sale

Spindle has developed a full function Software-as-a-Service (“SaaS”) point-of-sale solution that resides in the cloud and serves as the entry point for merchants. Branded Yowza!! Point of Sale (“POS”), our payment acceptance platform, coupled with the Yowza!! marketing platform, delivers hyperlocal identity, social media, and advertising for businesses.

Yowza!! POS serves as a cloud-based central management console for small and medium sized merchants, giving them instant visibility into a number of mission-critical operations, including inventory across multiple locations, scheduling, and accounting functions. The system offers integrated marketing functionalities such as the enabling of email, couponing and redemption campaigns, and reward and loyalty program management that automatically synchronizes across all locations. Detailed reporting and analytics are also included to give merchants insight into sales and performance rates. Yowza!! POS is a suite of tools that allow merchants to conduct and manage a full range of business functions, including inventory management, order processing, workforce management, payment functionalities, marketing, and other core business operations from an iOS and Android device.

Yowza!! POS has been tailored to work with specialized hardware that is designed for the needs of restaurant operators, delivering a roster of sophisticated tools enhanced with the market's first integrated 15-inch Android station. The Yowza!! POS Restaurant platform utilizes a large-format Android station with an easy-to-navigate, tiltable, resistive touch-screen display. Restive screens are necessary in a restaurant environment compared to the capacitive touch technology employed by cellphone and table manufactures including Apple. The POS station incorporates a cash drawer, optional bar code scanner, secure magnetic card reader or EMV terminal, customer facing display, and a three-inch printer with auto-cutter, all delivered in a sleek, compact, and all-in-one footprint. The Yowza!! POS native application is also iOS compatible with standard iPad tablets.

The Yowza!! POS platform is one of a select few solutions that integrates table management, inventory management, mobile-server order-taking, digital menus, remote customer ordering and curbside pick-up, remote payment integration, kitchen-based printing, support for loyalty and gift card programs, bill-splitting capabilities, and "omni-channel" functions that include a customer-facing web portal and mobile-based support, plus multi-station support for restaurant, bar and take-out functions. Optional seven-inch tablets can be deployed for server use and pay-at-the-table.

Integrated Payment Technology

Catalyst Gateway

The Catalyst Gateway was acquired by the Company as part of the Catalyst Business Development acquisition which closed on October 23, 2015. The Catalyst Gateway is a white-labeled license of the Merchant Partners solution and contracted under Worldpay.  Spindle will continue to operate the gateway under the Catalyst brand delivering solutions to both direct merchants and merchants through a network of resellers such as other MSPs looking for competitive EMV compliant solutions, telephonic sales, and effective payment processing technology.

With our expansion of payment processing services enabled by our MSP registration, having access to a payment gateway is critical to expanding our service offering. In addition, the EMV requirements are very specialized and require intensive certifications with each processing platform. The Catalyst Gateway has EMV ready solutions and is managed by Worldpay, giving Spindle the ability to service customers worldwide and with world-class technology.

The Catalyst Gateway offers the ability to board merchants with EMV compliant POS terminals from industry leading companies such as Ingenico, Verifone, deploying Virtual or Web-based terminals, supplying e-commerce solutions that integrate with most of the leading shopping carts, and enabling developers to integrate payments into their applications with the developer Application Program Interface (“API”) and Software Development Kit (“SDK”) tools in many of the top programming languages. Additionally, developers have access for boarding merchants on traditional acquiring platforms or on our aggregation platform.

Payment Facilitator Platform

Our Payment Facilitator platform functions as a self-service platform used internally by Spindle to service specialized market segments where aggregation is required. These solutions usually involve a single software or service platform offering a business service to downstream business that board their customers. Aggregation requires a special set of capabilities to control all of these necessary aspects in the payment process. A viable solution must supply a one-stop boarding process, instant underwriting and leverage credit funding, and transaction velocity to manage fraud and chargeback risk. Spindle offers aggregation processing services where Spindle is not the merchant of record and financial risk is borne by the processing partner or software company.

Yowza!! Offers Marketing Platform

Spindle continues to grow the Yowza!! marketing platform acquired in January 2014. The system has had more than 2 million downloads and today supports 19,000 brands with offers at 260,000 locations across the U.S. Yowza!! is an affiliate publisher for more than ten affiliate content suppliers, and we offer our services directly for companies such as Big 5 Sporting Goods who leverage the Yowza!! platform while placing our logo on their door and including the Yowza logo on their website.

The Yowza!!  native mobile application for iOS and Android is designed to deliver offers, coupons, and promotions to consumers based on geo-location. The app leverages both GPS and beacon-based technology to trigger location-based offers.

In 2015, Yowza!! was expanded to deliver on-line offers and is available through the web at www.yowzaoffers.com. The combination of location-based offers and national online offers increases the value to consumers by delivering content that is relevant based on the method of access; broad searchable content online, or geo-targeted content delivered in the app and during the shopping journey. Retailers who leverage the geo-targeted capabilities of Yowza!! can experience a much greater level of consumer engagement with a conversion rate of 37% to 44% for in-store offers.

Yowza!! marketing services provides content delivery to consumers for affiliates advertisers through our multiple affiliate publishing network relationships. Yowza!! is marketed on the local level directly to small and medium sized business to enable them to engage their customers. Yowza!! app users gain both national affiliated and local content in a single distribution model. Local merchants using Yowza!!, have the ability to leverage the social media integration, email marketing campaign management with MailChimp, and the built in consumer messaging to their consumers who subscribed to their brand, locations, or offers. Additionally, Spindle supplies a merchant marketing program to guide businesses on the best ways to grow sales through the use of the Yowza!! service by providing best practices, samples, and schedules needed to generate sales.

Yowza!! services are a competitive advantage when marketing commerce solutions to business both big and small. The ability to tie sales, marketing, point-of-sale, payment processing, mobile payments, and consumer loyalty into a single service is clearly market leading.

Our Growth Strategy

Sales and Marketing

Spindle serves three categories of customers: 1) individual consumers; 2) individual businesses or merchants; and 3) third party resellers, such as advertising and content media companies, and merchant services providers and other resellers such as MSPs and Value Added resellers (“VARs”). We derive revenue from the sale of our services to merchants. Spindle’s services enable merchants to attract, market to, and retain their customers though our Yowza!! marketing platform, as well as process payments for goods and services sold through the Yowza!! POS platform, website based shopping cart, or by accepting card swipe transactions on the Yowza!! POS or enabled reseller software services.

We reach merchants in two ways, primarily through direct sales or through our reseller channels. Direct sales are generated using employees and contract labor, web or app store traffic, and by viral methods such as referrals from our customers and merchants. Additionally, we have signed several reseller agreements to extend our reach into specialized markets leveraging the services of the Catalyst Gateway. We consider our reseller agreements to be “indirect” sales. Our resellers fund the sales efforts and receive a wholesale buy rate or revenue share for their sales efforts. The reseller delivers a bundled solution to their customers. Recently, resellers have begun selling Yowza!! branded solution to leverage the national brand identity and unified commerce platform.

During 2015, Spindle focused on driving and increasing the revenue per unit by delivering a higher value suite of services. Instead of servicing the “micro” merchant market—as was our focus for several years—we are now driving sales to the small-to-medium business (“SMB”) community through the sale of our SaaS tablet-based Yowza!! POS, bundled with the Yowza!! marketing and couponing service, and other commerce services described above.

Acquisitions

We plan and expect to grow not only through organic sales with the addition of merchants using our products and services, but also by strategic acquisitions.  In 2015, we acquired Catalyst Business Development Inc., in a move to acquire the Catalyst Gateway license and add talent to our management team. We will continue to identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and market penetration. Our acquisitions have generally been consummated through the issuance of our common stock.

Market Conditions in the Payment Processing Industry

The payment processing industry will continue to adopt new technologies, develop new products and services, evolve new business models and experience new market entrants and changes in the regulatory environment. In the near-term, merchants and acquiring banks seek services that help them enhance their own offerings to consumers, including acceptance of Europay-MasterCard-Visa (“EMV”) chip-based cards.

As EMV is adopted the industry expects a redistribution of fraud to points left vulnerable, thus there will be a need for adapted security and fraud management services, information services, and support for omni-commerce environments. To meet this evolving need, Spindle and our partners are developing packaged solutions with end to end security, leveraging our tokenized infrastructure, and educating our merchant base on ways to consume these services and protect their business.

Competition

Merchant Services

Our competitors in the merchant services business are plentiful. They range from the large acquiring banks like Bank of America Merchant Services, to Chase Paymentech, to smaller MSPs who specialize in specific verticals. Most of our competitors follow traditional sales and marketing approaches, including those acquirers who are reluctant to educate their merchants on the changes facing them with respect to EMV and security. When a merchant finds it necessary to make a change to their processes, it usually is accompanied by a search of other suppliers, new options, and the most current and cost effective solutions. It is this structural attrition forced by EMV compliance that affords Spindle the market opportunity to move a merchant and deliver a better value proposition by updating their environment, and delivering new payment technology. The most significant competitive factors in our segment are price, breadth of features and functionality, data security, and system performance and reliability.

Marketing Services

Our competitors in the marketing space are diverse, ranging from Groupon to RetailMeNot to Coupons.com and print advertising such as ReachLocal and ValPak. Few are direct overlaps of our packaged solution, however they do market to the same prospective merchant base. It is the direct response nature of digital offers that allow for better consumer segmentation, targeting, tracking of redemptions and automated attribution to specific promotional campaign spend that provides a ROI compared to more traditional advertising channels. In addition, the speed and adaptability of digital offers allows retailers and brands to reach and influence consumers while they are shopping. Digital offers allow for quick edits and modify the scale of campaigns dynamically based on consumer interest and marketing budgets. This compares favorably to traditional print couponing, which requires longer lead times and is a more manual and expensive process due to the print and physical distribution requirements of physical offers.

Our Strategy

We plan to grow our business by executing on the following four key strategies:

•

Invest in and leverage our direct sales model to drive organic sales growth;

•

Broaden and deepen our distribution channels to grow our reseller and subsequent merchant client base;

•

Differentiate through value-added services that address evolving client demands and provide additional cross-selling opportunities, including marketing, fraud management, ease of connection and delivery, and support for omni-channel environments; and

•

Enter new markets segments and expand sales capacity through strategic partnerships or acquisitions that enhance our client base, and service capabilities.

Government Regulations

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

Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Dodd-Frank Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” We believe that, as a small issuer with less than $10 billion in assets, our payment service is exempt from this provision of the Dodd-Frank Act.  If at any time these regulations should change, there would be an impact on our business model due to the costs of compliance with such regulations.

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

Intellectual Property

Our intellectual property portfolio supports and enhances our enterprise payment solutions, which is developed both internally and through acquisition.  We own 4 patents and we have an additional 2 patent applications pending with the United States Patent & Trademark Office (U.S.P.T.O).  Our patent portfolio plays an integral role in technology platforms and services we believe foundational to the methods used in networked payments. The patent portfolio includes one continuation patent in a family of patents related to “Processing Payment on the Internet” now pending with the U.S.P.T.O.  The issue date and expiration date of our issued US patents are included in the table below.

U.S. Patent No.	Issue Date	Expiration Date	Filing Date	Title
5,822,737	10-13-1998	10-13-2018	02-05-1996	Financial Transaction System
5,963,917	10-05-1999	10-05-2019	10-05-1998	Financial System of Computers
5,991,738	11-23-1999	11-23-2019	11-12-1997	Automated Credit Card Processing
6,381,584	04-30-2002	04-30-2022	09-07-2000	Computers in a Financial System

Employees

We currently have 10 employees, including executive management, sales, client services, technology development and IT infrastructure management and technical administration and implementation. We outsource some of our core technology development. We have no labor union contracts and believe relations with our employees are satisfactory.

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

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  Our business is subject to numerous risks.

You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). Any of these risks could adversely affect our business, results of operations, financial condition and prospects.

Risks Related to our Business

We have incurred losses since our inception and cannot assure you that we will achieve profitability.

The Company has an accumulated deficit of $19,112,115 and $15,252,417 as of December 31, 2015 and December 31, 2014, respectively.  The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.  These factors create a substantial doubt about our ability to continue as a going concern and our auditors have included a going concern qualification in their report on our audited financial statements.

If we are unable to obtain additional capital, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

The revenues we earn are not adequate to either sustain or expand our operations.  During the year ended December 31, 2015, we earned $521,037 in revenues, but our cost of sales and total expenses totaled $4,611,329, resulting in a net operating loss of $4,090,292.  We require additional working capital to support our business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

If we cannot keep pace with rapid developments, changes and consolidation occurring in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

The electronic payments market in which we operate is characterized by rapid technological change, new product and service introductions, including ecommerce services, mobile payment applications, and prepaid services, evolving industry standards, changing customer and consumer needs, the entrance of non-traditional competitors and periods of increased consolidation. In order to remain competitive in this rapidly evolving market, we are continually involved in a number of projects to develop new and innovative services. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of market acceptance of new or in services. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients. In addition, the new or innovated services we develop are designed to process very complex transactions and provide information on those transactions, all at very high volumes and processing speeds. Any failure to deliver reliable, effective and secure services that meet the expectations of our clients could result in increased costs and/or a loss in business and revenues that could reduce our earnings. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected.

The payment processing industry is highly competitive, and we compete with certain firms that are larger and that have greater financial resources. Such competition could adversely affect the transaction and other fees we receive from merchants, and as a result, our margins, business, financial condition and results of operations.

Our competitors are well-established payment processing companies, Independent Sales Organizations (“ISO”), MSPs, and other third party suppliers who include payment processing in their solution. Many of our competitors also have substantially greater financial, technological and marketing resources than we have. In addition, our competitors are affiliated with the same acquiring banks and processing services. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective clients or other services that we do not provide. Competition could result in a loss of existing clients, and greater difficulty attracting new clients. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain clients, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to penetrate these new markets. It is difficult to attract new clients because of cost, and operational impact associated with switching payment processing vendors. We seek to overcome these factors by making investments to enhance the functionality of our software and differentiate our services. However, there can be no assurance that our efforts will be successful, and this resistance may adversely affect our growth.

Our expansion into new markets is also dependent upon our ability to adapt our existing technology and offerings or to develop new or innovative applications to meet the particular service needs of each new market. In order to do so, we will need to anticipate and react to market changes and devote appropriate financial and technical resources to our development efforts, and there can be no assurance that we will be successful in these efforts. Furthermore, in response to market developments, we may expand into new geographical markets in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully expand in such markets due to our lack of experience and the multitude of risks associated with new operations.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We have responsibility for compliance under Visa, MasterCard and other payment network rules and regulations.

We and certain of our associated participants process, sometimes store, and/or transmit sensitive cardholder data, such as names, addresses, social security numbers, credit or debit card numbers, driver’s license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with Visa, MasterCard and other payment networks for our failure or the failure of our associated participants to protect this data in accordance with payment network requirements. The loss of merchant or cardholder data by us or our associated participants could result in significant fines and sanctions by the payment networks or governmental bodies. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, which would have a material adverse effect on our business, financial condition and results of operations. These concerns about security are increased when we transmit information over the Internet. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect. We subject to the threat of breaches of security by hackers. In such circumstances, our encryption of data and other protective measures may not prevent unauthorized access service disruption or system sabotage. Although we have not incurred losses or liabilities as a result of security breach attempt, we have experienced attempts to breach our system. Such an event could be material and harm our reputation, deter clients and potential clients from using our services, increase our operating expenses, expose us to uninsured losses or other liabilities, increase our risk of regulatory scrutiny, subject us to lawsuits, result in material penalties and fines under state and federal laws or by the payment networks, and adversely affect our continued payment network registration and financial institution sponsorship.

Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software, data centers and telecommunications networks, as well as the systems of third parties, in order to provide services to our clients. Our systems and operations and those of our third party providers, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, security breach, computer viruses, defects and development delays. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenues and clients, reputational harm, additional operating expenses in order to remediate the failures, fines imposed by payment networks and exposure to other losses or other liabilities.

Any acquisitions, partnerships or joint ventures that we make could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions and/or partnerships with complementary businesses, services, or technologies. However, we may not be able to successfully integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture, or comply with applicable regulatory requirements. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Certain partnerships and joint ventures we make may also prevent us from competing for certain clients or in certain lines of business. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders.

Changes in payment network rules or standards could adversely affect our business, financial condition and results of operations.

Payment network rules are established and updated semi-annually by each payment network as they may determine in their sole discretion and with or without advance notice to their participants. The ability of the Payment networks to modify and enhance their rules in their sole discretion may create a disadvantage to our ability to competitively sell or deploy our payment solutions. Any changes in payment network rules or standards or the way they are implemented could increase our cost of doing business or limit our ability to provide transaction processing services to or through our clients and have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with the applicable requirements of the Visa, MasterCard or other payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our financial institution sponsors. These actions could have a material adverse effect on our business, financial condition or results of operations, and if these registrations are terminated, we may not be able to conduct our business.

In order to provide our transaction processing services, we are registered through our bank sponsorships with Visa, MasterCard, and other payment networks as MSPs. We and our clients are subject to payment network rules. If we or our associated participants do not comply with the payment network requirements, the payment networks could seek to fine us, suspend us or terminate our registrations. The termination of our registration, or any changes in the payment network rules that would impair our registration could require us to stop providing payment network services to the Visa, MasterCard or other payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

If our agreements with financial institution sponsors and clearing service providers to process electronic payment transactions are terminated or otherwise expire and we are unable to renew existing or secure new sponsors or clearing service providers, we will not be able to conduct our business.

The Visa, MasterCard and other payment network rules such as National Automated Clearinghouse (“NACHA”) require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a bank, we are unable to directly access these payment networks. We are currently registered with the Visa, MasterCard and other payment networks through Citizens Bank N.A., and Florida Capital Bank for ACH. Our agreements give our sponsoring banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on our network partner Worldpay, and various other processors to provide clearing and settlement services for our merchant customers. Without these sponsorships or clearing services agreements, we would not be able to process Visa, MasterCard and other payment network transactions and our Merchant would not be able to submit transactions for settlement which would have a material adverse effect on our business, financial condition and results of operations.

Increased merchant, financial institution or referral partner attrition and decreased transaction volume could cause our revenues to decline.

We experience attrition and declines in merchant credit, debit or prepaid card processing volume resulting from several factors, including business closures, consolidations, loss of accounts to competitors, account closures that we initiate due to heightened credit risks, and reductions in our merchants' sales volumes. Our referral partners, many of which are not exclusive, such as ISVs, VARs, ISOs and trade associations are contributors to our revenue growth. If a referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner. We cannot predict the level of attrition and decreased transaction volume in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

A decline in the use of credit, debit or prepaid cards as a payment mechanism for consumers or adverse developments with respect to the payment processing industry in general could have a materially adverse effect on our business, financial condition and results of operations.

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is averse to us, it could have a materially adverse effect on our business, financial condition and results of operations. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

The consumer traffic to our websites and mobile applications may decline and our business may suffer if other companies copy information from our platform and publish or aggregate it with other information for their own benefit.

We provide advertising content on our Yowza!! platform. Other companies provide similar information and may redistribute Yowza!! content. Information or content from our platform, through website scraping, robots or other means, may be taken and published or aggregated with other information for the benefit of a third party or competitor. When third parties copy, publish or aggregate content from our platform, it makes them more competitive, and decreases the likelihood that consumers will visit our websites or use our mobile applications to search and discover the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner or at all and, even if we are able to identify these situations, we may not be able to prevent them and have not always been able to prevent them in the past. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. Although we have limited our use of consumer information solely to providing services to other businesses and financial institutions, we are required by regulations and contracts with our merchants and financial institution clients to provide assurances regarding the confidentiality and security of non-public consumer information. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations or requirements, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

Regulatory, legislative or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.

Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices. We are obligated in certain cases to comply with best practices or codes of conduct addressing matters, such as the online tracking of users or devices.

U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. On March 26, 2012, the Federal Trade Commission (“FTC”) issued a report on consumer privacy intended to articulate best practices for companies collecting and using consumer data. The report recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time. We may be required or otherwise choose to adopt Do Not Track mechanisms, in which case our ability to use our existing tracking technologies and permit their use by performance marketing networks and other third parties could be impaired. This could cause our net revenues to decline and adversely affect our operating results.

U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. A number of bills have been proposed in the U.S. Congress in the past that contained provisions that would have regulated how companies can use cookies and other tracking technologies to collect and use information about consumers. Some of those bills also contained provisions that would have specifically regulated the collection and use of information, particularly geolocation information, from mobile devices. Failure to comply may harm our business and our operating results could be adversely affected.

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies, advertising blocking software and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer shopping behavior.

Users of our Yowza!! services may become increasingly resistant to the collection, use and sharing of information online, including information used to deliver advertising and to attribute credit to publishers such as us in performance marketing programs, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding online advertising or the use of cookies or other tracking technologies in general and our practices specifically could adversely impact our business.

Consumers can currently opt out of the placement or use of most cookies for online advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs participating entities not to use certain data about consumers’ online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: identify cookies and other tracking technologies used on websites; prevent websites from placing third-party cookies and other tracking technologies on the user’s browser; or block the delivery of online advertisements on websites and applications.

We are dependent on performance marketing networks or in some instances, retailers, to place cookies on browsers of users that visit our websites or to use other tracking mechanisms to allow retailer sales through our marketplace to be attributed to us, and if we are restricted from allowing these or if they do not function in a manner that allows retailer sales through our marketplace to be attributed to us, our ability to generate net revenues would be significantly impaired.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not provide us any competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Our competitors could also independently develop similar technology, duplicate our services or design around our intellectual property. We may be forced to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, we may not be able to obtain or continue to obtain licenses and technologies from third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm our business and ability to compete. We may also be subject to costly litigation in the event our services and technology infringe upon or otherwise violate a third party’s proprietary rights, or if a third party claims we have breached their copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, we could be required to defend against individuals and groups who have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Claims of intellectual property infringement also might require us to pay costly settlement or damage awards, or prevent us from marketing or selling certain of our services. If we cannot redesign affected services or license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Finally, we could be subject to suits by parties claiming ownership of what we believe to be open source software, which we use in connection with our technology and services.

Despite our efforts to prevent it from occurring, we could be required by some of our open source software licenses to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.

If we lose key personnel or are unable to attract, recruit, retain and develop qualified employees, our business, financial condition and results of operations may be adversely affected.

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operations. The loss of the services of one or a combination of our senior executives or key managers, including William Clark, our chief executive officer, could have a material adverse effect on our business, financial condition and results of operations. Additionally, in order for us to successfully compete and grow, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically revenues in the payments industry are strongest in fourth quarter, and weakest in first quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events.

We may need to raise additional funds to finance our future capital needs, which may prevent us from growing our business.

We may need to raise additional funds to finance our future capital needs, including developing new services and technologies, and to fund ongoing operating expenses. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. Any debt financing would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

Our balance sheet includes goodwill and intangible assets that represent approximately 74% of our total assets at December 31, 2015. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. Additional acquisitions may also result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our results of operations.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information and negatively affect the trading price of our common stock.

Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.

Risks Related to Ownership of Our Common Stock

Our stock price is highly volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Shares of our common stock have traded in the range of $0.67 on January 2, 2015 to a low of $0.125 on December 23, 2015. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•

variations in our actual or projected operating results or the operating results of similar companies;

•

announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•

marketing and advertising initiatives by us or our competitors;

•

the gain or loss of customer relationships;

•

threatened or actual litigation;

•

recruitment or departure of key personnel;

•

market conditions in our industry, the industries of our customers and the economy as a whole;

•

volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•

reaction to our press releases or other public announcements and filings with the SEC;

•

rumors and market speculation involving us or other companies in our industry;

•

raising additional capital from any equity or debt financing in the future; and

•

adoption or modification of regulations, policies, procedures or programs applicable to our business

In addition, the stock market in general and the market for companies in our particular segment, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may harm the market price of our common stock regardless of our actual operating performance. Each of these factors, among others, could adversely affect your investment in our common stock.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of December 31, 2015 we had 64,296,519 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 under the Securities Act of 1933.  In addition, we will register 3,449,074 shares of common stock that we have issued and may issue under our equity plans as part of our November 17, 2015 private placement offering. These shares are expected to become freely trading in the public market upon effective registration.

As of March 30, 2016, holders of approximately 5.1% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

Our responsibilities as a public company may cause us to incur significant costs, divert management’s attention and affect our ability to attract and retain qualified board members and executives.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board. Compliance with these public company requirements has made some activities more time-consuming. It has also increased our legal and financial compliance costs and demand on our systems and resources. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur incremental expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

In addition, changing laws, regulations and standards relating to public disclosure and corporate governance are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to our disclosures and to our governance practices. We have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention away from activities that generate revenue and help grow our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We recently completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. During 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new enterprise resource planning, or ERP, system that materially affected our internal control over financial reporting. If we are not able to maintain or document proper and effective internal controls over financial reporting, or encounter difficulties in their implementation, it may cause us to be unable to report our financial information on an accurate and timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences. Furthermore, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting. Any such failure could harm our operating results, harm our ability to operate our business, and reduce the trading price of our stock.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors, subject to compliance with certain covenants contained in our credit facility, which limit our ability to pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit.

Item 1B. Unresolved Staff Comments.

The registrant is a smaller reporting company and is not required to provide this information.

Item 2. Properties.

Our corporate office is located at 8700 E Vista Bonita Dr., Suite 260, Scottsdale, AZ 85255. Our corporate headquarters occupy approximately 4,881 square feet of leased office space for which we pay a rate of $6,488 per month.  The lease term is 40 months with an expiration date of December 31, 2016.

Management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

On February 21, 2014, we filed an action against a former employee (the "Former Employee") in the United States District Court for the District of Arizona. Prior to this suit, the Former Employee alleged that we owed him a bonus payment and certain stock options stemming from his employment with us and that the termination of his employment violated Texas employment law. Our suit sought, among other things, a declaratory judgment that no amounts were owed to the Former Employee. On April 14, 2014, the Former Employee filed counterclaims for, among other things, wrongful termination, common law fraud and breach of contract. On June 20, 2014, we filed a motion to dismiss the counterclaims. On October 2, 2014, the court entered an order that granted, in part, and denied, in part our motion. Among other things, the court dismissed the Former Employee’s common law fraud counterclaim. Subsequent to the court’s order, the Former Employee voluntarily dismissed his counterclaim for breach of contract, leaving the counterclaim for wrongful termination.  On December 11, 2015, a Confidential Settlement Agreement and Release of All Claims was executed by both parties.

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”) which provided that the Company would join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. HWW was also to build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points.   On March 28, 2016, a settlement agreement was signed between the Company and HWW, terminating the LPO license agreement executed in May 2015.  The settlement agreement stipulates that on or about March 31, 2016, HWW will return 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee.  The LPO license agreement was terminated amicably and not due to default or breach by any party.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock, $0.001 par value per share, is quoted on the OTCQB marketplace operated by OTC Markets Group, Inc. under the symbol “SPDL”.  Our stock is thinly traded, and there is currently no active market in the trading of our stock.  The high and low sales prices of our common stock for the periods indicated follow.

Quarter Ended	High	Low
March 31, 2014	$2.95	$1.76
June 30, 2014	$2.20	$1.31
September 30, 2014	$1.45	$0.84
December 31, 2014	$1.00	$0.59
March 31, 2015	$0.74	$0.30
June 30, 2015	$0.39	$0.13
September 30, 2015	$0.49	$0.14
December 31, 2015	$0.27	$0.13

Dividend Policy

Historically, we have not declared or paid cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Holders

On March 30, 2016, Spindle, Inc. has 67,698,740 shares of $0.001 par value common stock issued and outstanding, held by approximately 312 holders of record.  The transfer agent for our common stock is Manhattan Transfer Registrar Company, Inc., 57 Eastwood Road Miller Place, NY 11764.  (www.mtrco.com)

Securities Authorized for Issuance under Equity Compensation Plans

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees and directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2015, options to purchase up to 3,590,000 shares of common stock have been granted of which 2,194,167 are vested.

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

On June 4, 2014, our Board of Directors approved the 2014 Consultants’ Compensation Plan (“Consultant’s Plan”) that governs equity awards to compensate certain consultants and advisors of the Company, including but not limited to attorneys for services rendered to the Company. Of the original 4,000,000 shares of common stock authorized, there are currently 2,297,042 shares currently reserved for issuance under the Consultant’s Plan. As of December 31, 2015, 1,702,958 shares of common stock have been issued.

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2015.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise prices of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,590,000	$0.44	2,410,000

Equity compensation plans not approved by stockholders (1)	-	-	2,297,042

Total	3,590,000	$0.44	4,707,042

(1)  During 2015 and 2014 we issued 1,100,000 and 602,958 shares of common stock, respectively, to legal firms pursuant to the Company’s 2014 Consultants’ Compensation Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

During the three months ended December 31, 2015, the Company authorized the issuance of:

•

635,000 shares of common stock valued at $180,749 to two members of our Board of Directors in relation to consulting agreements.  As of December 31, 2015, these shares were unissued;

•

300,000 shares of its common stock valued at $75,000 for the Catalyst Acquisition;

•

240,000 shares of its common stock valued at $35,040 to several employees as a year-end bonus;

•

70,000 shares of its common stock valued at $15,000 to consultants and advisors for services. At December 31, 2015, 10,000 of these shares were unissued;

•

410,186 shares of common stock valued at $55,375 for cash proceeds from third-party investors;

•

10,941,217 shares of common stock valued at $1,477,064 to members of our Board of Directors as payment of accrued Board of Director fees and as repayments for various advances they had made to the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included in this report.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Spindle’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; the accuracy of our accounting procedures and other estimates; the Company’s future financial and operating results, cash needs and demand for services; and the Company’s ability to maintain its permits and licenses. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

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

As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, we issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares were held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims. The escrow has been terminated and the shares of common stock have been released. In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of Spindle, we agreed to issue an additional 750,000 shares of common stock to Ashton Craig Page; the director and Chief Operating Officer of MeNetwork and a former director of Spindle. On October 7, 2013 the 750,000 shares were issued to Mr. Page pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

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

On October 23, 2015 (the “Closing Date”) the Company completed the acquisition of specific assets of Catalyst Business Development, Inc. (“Catalyst”) pursuant to an Asset Purchase Agreement, dated September 14, 2015, by and between the Company and Catalyst in exchange for 300,000 unregistered shares of the Company’s common stock issued to the holders of Catalyst stock.  The consideration amounted to $75,000 using a fair value of $0.25 per share at the Closing Date.  The assets acquired include a white-labeled license of the Merchant Partners solution and various assets related to branding, marketing and sales. Spindle will continue to operate the gateway under the Catalyst brand.

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

Our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to accurately forecast future revenue. Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.

Results of Operations

Comparison of Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. During the year ended December 31, 2015, we generated a total of $521,037 in revenues and incurred $211,941 in cost of sales, which produced a gross profit of $309,096.  In the year ended December 31, 2014, we generated $868,462, in gross revenues and incurred $311,364 in cost of sales, which produced a gross profit of $557,908.

The year-over-year decrease in revenues and gross profit is due to the company’s inability to generate revenues as a Payment Facilitator in our market. The mid-year 2015 sale of the PSI residual asset also contributed to the decline in revenue.  The PSI residual asset revenue was $170,378 for the twelve months ended December 31, 2015 compared to $783,644 for the twelve months ended December 31, 2014

Management also reviewed the profitability of our sub-merchant and reseller relationships, which resulted in the strategic cancellation of contracts that did not generate positive cash flow to the Company. Management believes that the full technology platform has now reached the stage where the Company can begin to aggressively sell its solutions to the market. We expect to see increase in licensing and transactional revenue in future periods by bringing the full platform to market, and in a methodical and strategic manner.

As stated previously, we only recently changed our business direction by exiting the micro-merchant market in favor of traditional brick-and-mortar and ecommerce merchants. Under our MSP sponsorship, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to accurately forecast future revenue.

EBITDA

We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling U.S. GAAP amounts to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal years ended December 31, 2015 and 2014 follows:

	For the Year Ended December 31,								Adjusted EBITDA
	2015			2014			GAAP Change		Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 521,037		$ 521,037	$ 868,462		$ 868,462	$ (347,425)	-40%	$ (347,425)	-40%
Cost of sales	211,941		211,941	311,364		311,364	(99,425)	-32%	(99,423)	-32%

Gross profit	309,096		309,096	557,098		557,098	(248,001)	-45%	(248,001)	-45%

Expenses
Depreciation and amortization	546,785	(546,785)	-	592,137	(592,137)	-	(45,352)	-8%	-	0%
Promotional and marketing	49,475		49,475	126,215		126,215	(78,730)	-61%	(76,730)	-61%
Consulting	436,529	(317,720)	118,809	2,377,212	(2,216,570)	160,642	(1,940,683)	-82%	(41,833)	-26%
Salaries and wages (including equity compensation)	1,601,751	(611,830)	989,921	3,050,064	(1,505,758	1,544,306	(1,448,313)	-47%	(554,385)	-36%
Directors fees	167,900	(167,900)	-	174,839	(174,839)	-	(6,939)	-4%	-	0%
Professional fees	374,021	(250,000)	124,021	1,100,240	(816,524)	283,716	(726,219)	-66%	(159,695)	-56%
General and administrative	261,984	-	261,984	566,618	(8,000)	558,618	(304,634)	-54%	(296,964)	-53%

Impairment losses	924,933	(924,933)	-	739,801	(739,801)	-	185,133	25%	-	0%

Total operating expenses	4,399,388	(2,819,168)	1,580,220	8,727,126	(4,206,990)	4,520,226	(4,327,737)	-50%	(2,940,005)	-65%

Net Operating Loss / Adjusted EBITDA	$(4,090,294)	$2,819,168	$(1,271,126)	$(8,170,028)	$ 4,206,900	$(3,963,128)	$4,079,736	-50%	$ 2,692,005	-42%

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

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include the fact that:

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

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. Accounting fees include: auditing by our independent registered public accountants, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services. Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and costs related to the preparation and submission of reports and information statements with the SEC.

During the year ended December 31, 2015, operating expenses totaled $4,399,388.  Comparatively, in the year ended December 31, 2014, we incurred $8,727,126 in operating expenses.  Depreciation and amortization was $546,785 and $592,137 for the years ended December 31, 2015 and 2014, respectively.   General and administrative expenses were $261,984 in 2015 compared to $566,618 in 2014.  Consulting expenses decreased to $436,529 in 2015 from $2,377,212 in 2014, which included retainers and one-time common stock expenses for rendered services.

Salaries, wages, and benefits decreased to $1,601,751 in 2015 from $3,050,064 for the year ended December 31, 2014. The higher amount in 2014 was primarily due to increased client services, management, and internal development resources, which included a non-cash stock compensation expense of $1,505,758.  Director fees increased slightly to $203,900 in 2015 from $174,839 in 2014.  Promotional and marketing expenses decreased to $49,485 in 2015 from $126,215 in 2014 and professional fees decreased slightly to $374,021 in 2015 from $1,100,240 in 2014.

Other Expense

Net gain on the sale of assets in 2015 primarily relates to the PSI residual asset sale. To generate non-dilutive cash to increase operations, the Company chose to sell the PSI assets acquired in December of 2012. The month-to-month cash flow generated by the portfolio was not sufficient to cover expenses thus the sale of the portfolio and the resulting cash infusion was instrumental to sustaining operations. The acquisition was accretive and the portfolio was sold at a profit.  The gain on the PSI sale of $373,124 is offset by the $103,307 write-off of inventory assets as described more fully in Note 1.

The Company recognized interest expense for the year ended December 31, 2015 of $1,612 compared to $1,994 for the year ended December 31, 2014.

The Company is required to annually test the goodwill balance for impairment by comparing the fair value of the reporting unit to the carrying amount of the reporting unit. The Company estimated the fair value of the goodwill associated with the MeNetwork acquisition and determined that the carrying value of the reported goodwill exceed the fair value. As a result, the Company recognized a loss on the impairment of goodwill of $669,993 for each of the fiscal years ended December 31, 2015 and December 31, 2014.

The Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate. During the year ended December 31, 2015, management reviewed the carrying amount of the assets and determined as a result of changes in the focus of the Company’s current direction, certain costs that had been capitalized to software development would not be used and no longer had value to the Company.  As a result of this analysis, $542,771 in costs were recorded as an impairment loss, net of $287,831 of amortization related to the assets.  During the year ended December 31, 2014, the Company estimated the carrying value of the license agreement associated with Spindle Mobile exceeded its estimated fair value. As a result, the Company recognized an impairment loss for the fiscal year ended December 31, 2014 of $69,808.

Net Losses

Our net loss for the year ended December 31, 2015 was $3,859,698 compared to a net loss of $8,922,022 for the year ended December 31, 2014.

Liquidity and Capital Resources

Cash used in operating activities during the year ended December 31, 2015 was $467,838 compared to $1,691,787 for the year ended December 31, 2014.

Cash used in investing activities was $270,257 during the year ended December 31, 2014.  Comparatively, cash used in investing activities was $1,043,729 in the twelve months ended December 31, 2014.  This use of cash in 2014 was specifically related to the purchase of capitalized software and domain names.

During the year ended December 31, 2015, net cash provided by financing activities totaled $169,000, which consisted of $175,000 received from investors purchasing shares of our common stock and $20,000 from the release of restricted cash, offset by $6,000 in payments on our notes receivable.  During the year ended December 31, 2014, net cash provided by financing activities totaled $2,205,000 of which $1,945,000 was received from investors purchasing shares of our common stock, $215,000 was received from advances to the Company, and $100,000 in proceeds from notes payable to related parties. This was partially offset by a $55,000 repayment against notes payable to related parties.

As of December 31, 2015, we had $161,226 of cash on hand, none of which is restricted. Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months. We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with U. S. GAAP.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources, primarily the valuation of intangible assets and equity-based instruments.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with U.S. GAAP.  Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty.  In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Please see Note 1 to our financial statements for a more complete description of our significant accounting policies.

Intangible assets

Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

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

Software development costs

The Company accounts for the cost of computer software developed or obtained for use of its application service by capitalizing qualifying costs, which are incurred during the application development stage and amortizing them over the software’s estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing software and for payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is five years, beginning when the software is ready for its intended use.

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

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  (“ASC 505-50”) Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Schools pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Standards

See Note 1 “Organization of the Company and Significant Accounting Policies” to our financial statements included in this report for discussion of recently issued accounting standards.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

None

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2015.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various control procedures not regularly performed due to the lack of staff and resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets for the names and ages of our directors and executive officers:

Name	Age	Position

William Clark	58	President, Chief Executive Officer And Chairperson of the Board of Directors

John Devlin	71	Interim Chief Financial Officer, Treasurer, Chairman of the Audit Committee and Director

Glenn Bancroft	59	Secretary, Chairman of the Compensation Committee and Director

Jack Scott	62	Chairman of Nominating Committee and Director

Tony VanBrackle	57	Director

Francis Knuettel II	49	Director

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

Background of Executive Officers, Directors, Promoters and Control Persons

William Clark has served as our President since January 18, 2012, as our Chief Executive Officer since April 17, 2013 and as a director since February 27, 2014.  From January 18, 2012 until April 15, 2014, he also served as our Principal Financial Officer.  He joined Spindle in January 2011, and through his leadership, we have developed a unique mobile commerce solution that combines multiple aspects of mobile payments and mobile marketing technologies.  Mr. Clark achieved this by combining our custom built payment platform with capabilities acquired through targeted acquisitions of four leading technology companies.  Before joining Spindle, from April 2005 to January 2011, Mr. Clark served as executive vice president and general manager for Apriva’s Point of Sale division, where he led Apriva’s expansion to become North America’s leading provider of wireless payment technology.  Prior to Apriva, Mr. Clark served as general manager of wireless products for First Data Merchant Services.  During his 17-year tenure with First Data, he pioneered the delivery and sales of emerging technologies over a wide range of markets, including Internet banking, electronic bill presentment, web-based merchant services, chip cards, and the release of Internet and wireless acquiring products.  Mr. Clark holds a Bachelor of Science degree in Electronics and Management from Southern Illinois University and an MBA from University of Nebraska Omaha.  Mr. Clark’s extensive experience in wireless payment technology led us to believe that he should serve as a director.

John Devlin has served as a director and Chairman of the audit committee since October 31, 2011.  From October 31, 2011 until June 19, 2014, he also served as our Secretary and Treasurer, and as our Chief Financial Officer since August 31, 2015.  From February 2009 to February 2015, Mr. Devlin served as a Director and Audit Committee Chairman of Hipcricket, Inc. (formerly Augme Technologies, Inc.), a publicly traded company specializing in mobile technology.

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

Glenn Bancroft has served as a director since December 6, 2011. Mr. Bancroft is the Chief Executive Officer of Bancroft & Associates, a real estate investment and management firm which Mr. Bancroft founded in 1981.  Under Mr. Bancroft’s management, Bancroft & Associates has represented over $250 million in sales, and has directed a portfolio of more than $500 million in property management. Mr. Bancroft is an entrepreneur and investment professional with more than thirty years of experience in domestic and international real estate.  Mr. Bancroft was the former Chief Financial Officer of NetMoney Inc., which was acquired by Spindle Mobile, Inc., and actively provides management consulting to corporations, and successfully runs a large real estate investment firm.  His contribution as a director of Spindle Mobile, Inc. led to his appointment to Spindle, Inc.’s board of directors. Mr. Bancroft’s skills and experience in his consulting practice with organizational development, and personnel profiling and placement led us to conclude that he should serve as a director.

Dr. Jack Scott has served as a director since September 1, 2014.  Dr. Scott has a diverse technical and business background spanning more than 35 years that includes applied research, consulting, sales and sales management, executive positions, and ownership of a group of eight recycling and manufacturing businesses, including two joint ventures, through a holding company, Canadus Technologies, LLC.  Dr. Scott is a founding member of Canadus Technologies, LLC since February 2000.  Prior to his experience with Canadus Technologies, LLC, from February 1997 to January 2000, Dr. Scott was President and CEO of Encycle, Inc., a $300 million recycling company with more than 1,000 employees.  Prior to Encycle, Inc., Dr. Scott held various senior management positions with several other companies in the recycling and manufacturing industries.  Dr. Scott’s extensive business experience led us to conclude that he should serve as a director.

Tony VanBrackle has served as a director since November 14, 2014.  Mr. VanBrackle’s career in the payments sector extends back well over three decades.  Since 2011, Mr. VanBrackle has been the managing member of Payment Ventures, LLC, an investment firm that specializes in the mobile commerce and payment sectors.  In 2000, Mr. VanBrackle founded Solveras Payment Solutions and served as its Chief Executive Officer until its sale in 2011.  Mr. VanBrackle serves as a board member for Phoenix Managed Networks, a provider of secure data transaction solutions, since 2011, and is a member of the advisory board for MicroVentures, an online equity crowdfunding platform for startups and investors, since 2012.  He also serves on the boards of several other businesses, including Convexcel Group, and Cardflight, since 2012 and 2011, respectively.  Previously, Mr. VanBrackle served as chairman of the board for several industry-leading businesses, including Electronic Check Alliance Processing, and Smart Pay Solutions.  Mr. VanBrackle’s extensive knowledge of the electronic payments industry led us to conclude that he should serve as a director.

Francis Knuettel II has served as a director since October 21, 2015.  Mr. Knuettel has a diverse business background spanning close to 20 years as Chief Financial Officer at various public and private technology firms, including work in the electronic payments field.  Mr. Knuettel is currently the CFO of NASDAQ listed Marathon Patent Group, Inc.  Prior to Marathon, Mr. Knuettel served as Managing Director and CFO of Greyhound IP, which invests capital to cover costs of patent litigation enforcement, and was previously CFO of IP Commerce, a Software as a Service (SaaS) platform connecting electronic payment service providers and payment-enabled software applications.  Mr. Knuettel also serves on the board of directors for Colorado Outward Bound School as the Chairman of its Audit Committee.  He received an MBA in Finance and Entrepreneurial Management from the Wharton School at the University of Pennsylvania and holds a BA in Economics from Tufts University.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has an Audit Committee which has three members, John Devlin, William Clark and Francis Knuettel II.  The main functions of the Audit Committee are to oversee our accounting and financial reporting processes, our internal systems of control, independent auditor relationships and the audits of our financial statements. The Board of Directors has determined Mr. Devlin to be an audit committee financial expert.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2015, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Tony VanBrackle	1	1 transaction was not reported on a timely basis in connection with the acquisition of shares of common stock on May 21, 2015.

Jack Scott	3	3 transactions were not reported on a timely basis in connection with the acquisitions of shares of common stock on January 16, 2015, March 3, 2015 and November 12, 2015.

In addition, each member of our Board of Directors had one transaction that was not reported on a timely basis in connection with the issuance of options to purchase shares of common stock on December 23, 2015.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our employees, officers, directors, and advisors. This Code of Business Conduct and Ethics (the “Code”) presents legal and ethical standards of conduct for directors, officers and employees of Spindle, Inc. This Code is intended to deter wrongdoing and to promote the conduct of all Company business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. The Code is filed as Exhibit 14.1 to this annual report on Form 10-K.

Item 11. Executive Compensation

The following summary compensation table indicates all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2015 and 2014 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compens ation ($)	Non- qualified Deferred Compens ation Earnings ($)	All Other Compens ation ($)	Total ($)
William Clark	2015	200,0002)		-	63,700	-	-	-	263,700
President and Chief	2014	197,000(3)	-	583,700(3)	262,974	-	-	-	1,043,674
Executive Officer

John Devlin*	2015	-	-	60,750(4)	-	-	-	-	60,750
Interim Chief Financial Officer	2014	-	-	-	-	-	-	-	-

Lynn Kitzmann*	2015	72,747	-	13,000 (5)	-	-	-	-	85,747
Former Chief Financial Officer	2014	57,000	-	-	108,651	-	-	-	165,651

Christopher Meinerz*	2015	25,000(5)	-	4,750 (6)	-	-	-	-	30,000
Former Chief Financial Officer	2014	145,000(6)	-	19,000 (7)	168,113	-	-	-	332,113
and Former Chief Compliance Officer

* Mr. Meinerz resigned from his position as Chief Financial Officer and Chief Compliance Officer effective February 16, 2015 and Ms. Kitzmann was appointed as Chief Financial Officer effective February 16, 2015.  Ms Kitzmann resigned her position as Chief Financial Officer effective August 31, 2015 and Mr. Devlin was appointed interim Chief Financial Officer effective August 31, 2015.

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

(2)

In lieu of $59,373 of compensation, Mr. Clark was issued 439,800 shares of common stock which had an aggregate grant date fair value of $59,325.

(3)

In lieu of $97,000 of compensation, Mr. Clark was issued 194,000 shares of common stock which had an aggregate grant date fair value of $342,300. The incremental grant date fair value of stock in excess of compensation of $245,300 is reflected in the Stock awards column.

(4)

In relation to his role as Interim Chief Financial Officer, Mr. Devlin was awarded 30,000 shares of common stock per month.  135,000 shares were accrued at a value of $60,750 at December 31, 2015.  The shares were issued to Mr. Devlin in March of 2016.

(5)

Ms. Kitzmann was issued 100,000 shares of common stock which had an aggregate grant date fair value of $13,000 in relation to her acceptance of the CFO position with the Company.

(6)

In lieu of $2,500 of compensation, Mr. Meinerz was issued 5,000 shares of common stock which had an aggregate grant date fair value of $7,250. The incremental grant date fair value of stock in excess of compensation of $5,000 is reflected in Stock Awards column.

(7)

In lieu of $10,000 of compensation, Mr. Meinerz was issued 20,000 shares of common stock which had an aggregate grant date fair value of $29,000. The incremental grant date fair value of stock in excess of compensation of $19,000 is reflected in Stock Awards column.

Outstanding Equity Awards at December 31, 2015

The following table presents certain information concerning outstanding equity awards for our named executive officers at December 31, 2015. No options were exercised by our named executive officers during the last three fiscal years.

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date

William Clark	500,000(1) 50,000(2) -	- 100,000(2) 500,000(3)	0.50 0.50 0.13	Oct. 28, 2022 Jan. 29, 2024 Dec. 23, 2025
	-	150,000(4)	0.13	Dec. 23, 2025

John Devlin	300,000(1) 50,000(2) -	- 100,000(2) 150,000(4)	0.50 0.50 0.13	Oct 29, 2022 Jan. 29, 2024 Dec. 23, 2025

Lynn Kitzmann	-	-	-	-

Christopher Meinerz	-	-	-	-

(1)

The vesting of shares subject to this option occurred on the one-year anniversary of the grant, October 30, 2013 for Mr. Clark and October 31, 2013 for Mr. Devlin.

(2)

The shares subject to this option vest annually over a three-year period beginning on January 31, 2014 in increments of 1/3rd per year.

(3)

The shares subject to this option vest annually over a three-year period beginning on December 23, 2016 in increments of 1/3rd per year.

(4)

The shares subject to this option will vest in full on the one-year anniversary of the grant, December 23, 2016.

2012 Stock Incentive Plan

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2015, 3,590,000 options to purchase common stock were granted under the Plan and 2,194,167 were fully vested.

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

Compensation of Directors

Each member of our board of directors receives compensation of $2,500 per month. Our directors are also entitled to receive reimbursement of pre-approved fees and expenses incurred in relation to performing their obligations as directors.

The following table presents information with respect to director compensation, including employee directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Clark	30,000	-	19,110	-	-	-	49,110
Christopher Meinerz	7,500	-	-	-	-	-	7,500
John Devlin	30,000	-	19,110	-	-	-	49,110
Glenn Bancroft	30,000	-	19,110	-	-	-	49,110
Jack Scott	30,000	-	19,110	-	-	-	49,110
Tony VanBrackle	30,000	-	19,110	-	-	-	49,110
Francis Knuettel	5,000		19,110				24,110
Total	162,500		114,660	-	-	-	277,160

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

Employment Agreements

William Clark, the Company’s President and Chief Executive Officer, is currently receiving compensation of $200,000 per year. Mr. Clark received $140,625 in salary and 439,800 shares of Common Stock in lieu of $59,373 of cash compensation.

In April 2014, the Company entered into an offer letter with Christopher Meinerz to serve as Chief Financial Officer and Chief Compliance Officer. Pursuant to the offer letter, Mr. Meinerz originally received a cash salary of $180,000 per annum, which increased to $200,000 per annum as of July 2014. In December 2014, Mr. Meinerz received 20,000 shares of Common Stock in lieu of $10,000 of cash compensation. Additionally, the Company granted Mr. Meinerz a stock option to purchase up to 90,000 shares of the Company’s Common Stock at an exercise price of $0.50, vesting annually over a three-year period beginning on April 1, 2014, in increments of 1/3rd per year. On February 16, 2015, Mr. Meinerz resigned his employment with the Company and the option to purchase shares were forfeited or canceled.

On February 18, 2015, the Company entered into an offer letter with Lynn Kitzmann to serve as our Chief Financial Officer. Pursuant to the offer letter, Ms. Kitzmann received a cash salary of $130,000 per annum and, if she remained with the Company for one year, 100,000 shares of Company Common Stock. The stock award was accelerated and Ms. Kitzmann received the 100,000 shares with a value of $13,000 in June of 2015. Additionally, the Company had granted Ms. Kitzmann stocks option to purchase up to 45,000 and 60,000 shares of the Company’s Common Stock at an exercise price of $0.50, vesting annually over a three-year period beginning on May 12, 2014 and December 30, 2014, respectively, in increments of 1/3rd per year.  Ms. Kitzmann resigned her position with the Company effective August 31, 2015, and the options to purchase shares were forfeited or canceled.

Except as described above, we are not currently a party to any existing agreements or understandings with any of our executive officers with respect to compensation for services rendered to us.

Consulting Agreements

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

The Company entered into a Consulting Services Agreement with Glenn Bancroft, effective as of May 1, 2013 until April 30, 2014 (the “Bancroft Agreement”). Pursuant to the Bancroft Agreement, Mr. Bancroft agreed to provide services relating to general management, personnel, executive development and coaching, sales team development and organizational behavior assistance. The Company agreed to pay Mr. Bancroft 100,000 shares in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Mr. Bancroft on July 31, 2014. The Bancroft Agreement was renewed for an additional twelve months on April 30, 2014 through April 30, 2015 for compensation of 100,000 shares, which were issued to Mr. Bancroft on June 18, 2015.  The consulting agreement with Mr. Bancroft was again renewed for an additional twelve months through April 30, 2016 under the same terms of the original agreement.

The Company entered into a Consulting Services Agreement with Dr. Jack Scott, effective as of July 1, 2015 until June 30, 2016 (the “Scott Agreement”). Pursuant to the Scott Agreement, Dr. Scott agreed to provide services relating to general business development analysis and support along with M&A analysis and support.  The Company agreed to pay Dr. Scott 350,000 unregistered shares of Company stock in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Dr. Scott on November 12, 2015.

The Company entered into a Consulting Services Agreement with John Devlin, effective as of August 17, 2015 until August 16, 2016 (the “Devlin Agreement”). Pursuant to the Devlin Agreement, Mr. Devlin agreed to provide services relating to the function as Interim Chief Financial Officer of the Company, providing financial oversight and directing the activities of the Public Auditors.  The Company agreed to pay Mr. Devlin 30,000 shares of unregistered shares of Company stock for each month of service as Interim CFO, with a six-month minimum, along with reimbursement of pre-approved travel expenses. On March 16, 2016, the 180,000 shares were issued to Mr. Devlin.

The Company entered into a Consulting Services Agreement with Tony VanBrackle, effective as of November 1, 2015 until October 31, 2016 (the “VanBrackle Agreement”). Pursuant to the VanBrackle Agreement, Mr. VanBrackle agreed to provide general consulting services relating to the development of a retail ISO program and direct sales structure, along with M&A analysis and support.  The Company agreed to pay Mr. VanBrackle 500,000 unregistered shares of Company stock in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Mr. VanBrackle on March 8, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

We have only one class of stock outstanding, our common stock. The following table presents certain information as of March 30, 2016, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent or more of the outstanding shares of our common stock. As of March 30, 2016, there were 67,698,740 shares of common stock outstanding.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from March 30, 2016, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(2)
William Clark, Chief Executive Officer, President and Director	4,722,892(3)	7.0%

John Devlin, Interim Chief Financial Officer, Treasurer, Chairman of the Audit Committee and Director	1,075,778(4)	1.6%

Glen Bancroft, Secretary, chairman of the Compensation Committee and Director	1,197,779(5)	1.8%

Jack Scott, Director	6,359,186(6)	9.5%

Tony VanBrackle, Director	4,780,371(7)	7.1%

Francis Knuettel II, Director	47,037(8)	*

All Directors and Officers as a group (6 persons)	18,183,042(9)	27.1%

5% Beneficial Owners
Michael Kelly	4,000,000	6.0%

*Represents a percentage under 1%.

(1)

The address for the officers and directors of the Company is c/o Spindle, Inc., 8700 E. Vista Bonita Drive, Suite 260, Scottsdale, Arizona 85255.

(2)

As of March 30, 2016, there were 67,698,740 shares of our common stock issued and outstanding.  In determining the percentage of common stock beneficially owned by the selling stockholders as of March 30, 2016, (a) the numerator is the number of shares of common stock beneficially owned by a selling stockholder (including the shares that he has the right to acquire within 60 days of March 30, 2016), and (b) the denominator is the sum of (i) the 67,198,740 shares of common stock outstanding on March 30, 2016 and (ii) the number of shares of common stock which the selling stockholder has the right to acquire within 60 days of March 30, 2016.

(3)

Includes 3,157,101 shares of common stock, 940,791 shares of Common Stock owned of record by Ameriprise Trust Company FBO William E. Clark, 25,000 shares of common stock owned of record by Mr. Clark’s wife, 500,000 shares which represent the vested portion of a stock option purchase up to 500,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 28, 2022, and 100,000 shares which represented the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024.

(4)

Includes 675,778 shares of common stock owned of record by Mr. Devlin, 300,000 shares which represent the vested portion of a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 29, 2022, and 100,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024.

(5)

Includes 797,779 shares of common stock owned of record by Mr. Bancroft, 300,000 shares which represent the vested portion of a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 27, 2022, and 100,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024.

(6)

Includes 6,359,186 shares of common stock owned of record by Dr. Scott.

(1)

(7). Includes 342,500 shares of common stock owned directly by Mr. VanBrackle, 67,500 shares owned of record by MPP Holdings LLP and 3,870,371 owned of record by Payment Ventures LLC. MPP Holdings LLP and Payment Ventures LLC are private investment entities over which Mr. VanBrackle has investment discretion.

(7)

Includes 47,037 shares of common stock.

(8)

Includes 12,640,172 shares of common stock held by executive officers and directors, 3,962,871 shares of common stock owned by entities controlled by executive officers and directors, and 1,400,000 shares issuable upon exercise of stock options held by executive officers and directors.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following describes all transactions since January 1, 2014 through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2011, we issued a Revolving Credit Grid Note to Mr. Ide covering cash advances up to $60,000. The Note was subsequently amended in May 2012 to increase the principal amount of advances to $250,000. The note is non-interest bearing, unsecured and matured on December 15, 2014; however, as of the date of this report, such note has not been repaid. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $17,709 which is amortized to interest expense over the term of the note. As of December 31, 2015, the outstanding balance of this note is $66,053.

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

On January 31, 2014, we issued options for the purchase of 150,000 shares of common stock to William Clark, our Chief Executive Officer and a director, and to Glenn Bancroft and John Devlin, each of whom is a member of the board of directors and also to David Ide, whom at the time was a member of the board of directors. We also issued options for the purchase of 50,000 shares of common stock to each of John Reardon and Ashton Craig Page, who, at the time, were members of our board of directors. The options vest 1/3 over each of three years, have a 10-year term and an exercise price of $0.50 per share. Messrs. Ide, Reardon and Page’s options were cancelled as unvested shares upon their resignations from the board of directors.

On April 1, 2014, we issued options for the purchase of 90,000 shares of common stock to Christopher Meinerz, our former Chief Financial Officer and former Chief Compliance Officer, who was also a member of the board of directors. The options had an exercise price of $0.50 per share.  Mr. Meinerz resigned as Chief Financial Officer and Chief Compliance Officer on February 16, 2015, and the options were forfeited or canceled as of December 31, 2015.

On May 12, 2014, and December 30, 2014, we issued options for the purchase of 45,000 and 60,000 shares of common stock, respectively, to Lynn Kitzmann, our former Chief Financial Officer. The options vested 1/3 over each of three years, had a 10-year term and an exercise price of $0.50 per share.  Ms. Kitzmann was issued 100,000 shares of common stock which had an aggregate grant date fair value of $13,000 in relation to her acceptance of the CFO position with the Company.  In August 2015, Ms. Kitzmann resigned her position and her options to purchase shares were forfeited or canceled as of December 31, 2015.

On June 30, 2014, the Company issued a promissory note in the amount of $100,000 to William Clark, its Chief Executive Officer, for amounts previously advanced to the Company for working capital. The note was non-interest bearing, unsecured and matured on June 30, 2015. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110 which recorded to interest expense on our statement of operations.  The note was repaid in full as of December 31, 2015.

Pursuant to Glenn Bancroft’s 2013 consulting agreement with the Company, Mr. Bancroft was issued 100,000 shares of our common stock on July 31, 2014 for his services rendered.  Pursuant to Mr. Bancroft’s 2014 consulting agreement, Mr. Bancroft was issued 100,000 shares of our common stock on June 18, 2015 for his services rendered.

Pursuant to David Ide’s consulting agreement, Mr. Ide was issued 250,000 shares of common stock on December 19, 2014 for his services rendered.

During the fourth quarter 2014 Dr. Jack Scott, John Devlin and Tony VanBrackle, each of whom is a member of the board of directors, advanced the Company various disbursements totaling $285,000. During the twelve months ended December 31, 2015, Dr. Scott, Mr. Devlin and Mr. VanBrackle, along with Mr. Clark and Mr. Bancroft, also members of the board of directors, advanced the Company an additional $870,000. The terms of these advances were not formalized. During the Reporting Period, $1,095,000 was the largest amount of principal outstanding. As of December 31, 2015, all amounts were paid in full through cash and the issuance of common stock.

Director Independence

Our board of directors has determined using the definition of “independent” in Rule 5605 of the Rules of the Nasdaq Stock Market, we have determined that Glenn Bancroft, Francis Knuettel II, Dr. Jack Scott, and Tony VanBrackle are independent.

Item 14. Principal Accounting Fees and Services

RBSM, LLP serves as our principal independent registered accounting firm.  The following table presents fees for professional accounting services rendered by our principal accountant for the audit of our annual financial statements for 2015 and 2014, and fees billed for other services rendered.

SERVICES	2015	2014

Audit fees	$38,000	$71,000
Audit-related fees (1)	1,500	37,725
Tax fees	9,000	6,000
All other fees	-	2,250
TOTAL	$48,500	$112,975

(1)

Audit related fees consist of fees related to services provided in relation to securities offerings and expert consents provided in connection with SEC filings.

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the principal independent registered public accounting firm. All 2015 and 2014 non-audit services listed above were pre-approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•

Report of Independent Registered Public Accounting Firm dated March 30, 2016;

•

Balance Sheets as of December 31, 2015 and December 31, 2014;

•

Statements of Operations for the Years Ended December 31, 2015 and, December 31, 2014;

•

Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and December 31, 2015;

•

Statements of Cash Flows for the Years Ended December 31, 2015 and December 31, 2014; and

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this, 30th day of March 2016.

SPINDLE, INC.

(Registrant)

Signature	Title	Date
/s/ William Clark	President, Chief Executive Officer, Principal Executive Officer	March 30, 2016
William Clark

/s/ John Devlin	Chief Financial Officer, Principal Financial Officer	March 30, 2016
John Devlin

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Clark and John Devlin jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Clark William Clark	President, Chief Executive Officer, Principal Executive Officer	March 30, 2016

/s/ John Devlin John Devlin	Chief Financial Officer, Principal Financial Officer, Director	March 30, 2016

/s/ Glenn Bancroft Glenn Bancroft	Director	March 30, 2016

/s/ Tony VanBrackle Tony VanBrackle	Director	March 30, 2016

/s/ Jack Scott Jack Scott	Director	March 30, 2016

/s/ Francis Knuettel II Francis Knuettel II	Director	March 30, 2016

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Specimen Common Stock Certificate of the Company (6)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
10.2	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.3**	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (6)
10.5+	Spindle, Inc. 2012 Stock Incentive Plan (1)
10.6	Form of Subscription Agreement in Private Offering*
10.7	Form of Securities Purchase Agreement in Private Offering*
10.8+	Consulting Services Agreement by and between Spindle, Inc. and Glenn Bancroft (6)
10.9+	Spindle, Inc. 2014 Consultants’ Compensation Plan (7)
10.10+	Asset Purchase Agreement entered into on June 4, 2015 by and between Spindle, Inc. and C&H Financial Services, Inc. (5)
14.1	Code of Ethics*
21.1	List of subsidiaries of Spindle, Inc. (6)
21.1	List of subsidiaries of Spindle, Inc. (6)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

(5)

Incorporated by reference to the Current Report on Form 8-K/ filed by the registrant with the Securities and Exchange Commission on June 10, 2015.

(6)

Incorporated by reference to the Registration Statement on Form S-1 filed by the registrant with the Securities and Exchange Commission on February 3, 2015.

(7)

Incorporated by reference to the Registration Statement on Form S-8 filed by the registrant with the Securities and Exchange Commission on June 5, 2014.

The audited financial statements for the years ended December 31, 2015 and 2014 are included on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Spindle, Inc.

We have audited the accompanying balance sheets of Spindle, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Spindle Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness  of the company’s  internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindle, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

Las Vegas, Nevada

March 30, 2016

Spindle, Inc.

Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$161,226	$169,807
Restricted cash	-	20,000
Accounts receivable, net	105,096	82,393
Prepaid expenses and deposits	1,789,547	90,810
Inventory	10,579	100,647
Total current assets	2,066,448	463,657

Other assets:
Property and equipment, net	16,921	22,145

Asset held for sale – residual contract revenue, net	-	441,970
Goodwill, net	4,636,212	5,306,205
Other intangible assets, net	1,422,750	1,673,736
Total other assets	6,075,883	7,444,056
TOTAL ASSETS	$8,142,331	$7,907,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$342,201	$578,610
Advances	190,000	215,000
Accrued liabilities - related party	14,437	681,655
Notes payable - related party, net	66,053	172,108
Total current liabilities	612,691	1,647,373
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 64,296,519 and 42,068,773 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	64,297	42,069
Common stock authorized and unissued, 696,853 and 107,853 shares as of December 31, 2015 and December 31, 2014, respectively	697	108
Additional paid-in capital	26,576,761	21,470,580
Accumulated deficit	(19,112,115)	(15,252,417)
Total stockholders’ equity	7,529,640	6,260,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,142,331	$7,907,713

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Operations

	Years Ended
	December 31,
	2015	2014
Revenue:
Sales income	$521,037	$868,462
Cost of sales	211,941	311,364

Gross profit	309,096	557,098

Expenses:
Depreciation and amortization	546,785	592,137
Promotional and marketing	49,485	126,215
Consulting	436,529	2,377,212
Salaries and wages (including share-based compensation)	1,601,751	3,050,064
Directors fees	203,900	174,839
Professional fees	374,021	1,100,240
General and administrative	261,984	566,618
Loss on impairment of goodwill	669,993	669,993
Loss on impairment of long-lived asset	254,940	69,808
Total operating expenses	4,399,388	8,727,126

Net operating loss	(4,090,292)	(8,170,028)

Other expense:
Gain on sale of assets	269,817	-
Interest expense	(1,558)	-
Interest expense - related party	(55)	(1,994)
MeNetwork earnout settlement	-	(750,000)
Other expense	(37,610)	-
Total other expense	230,594	(741,994)

Loss before provision for income taxes	(3,859,698)	(8,922,022)
Provision for income taxes	-	-

Net loss	$(3,859,698)	$(8,922,022)
Weighted average number of common shares outstanding - basic and diluted	47,564,687	38,349,031

Net (loss) per share - basic and fully diluted	$(0.08)	$(0.23)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Unamortized Equity Compensation	Accumulated (Deficit)	Total

Balance, December 31, 2013	32,663,065	$32,663	$11,401,077	$662	$(48,735)	$(6,330,395)	$5,055,272
Shares issued for services	1,195,500	1,196	2,103,743	8	-	-	2,104,947
Shares issued for legal services	602,958	603	815,921	-	-	-	816,524
Shares issued for cash	3,790,000	3,790	1,941,110	100		-	1,945,000
Shares issued for compensation	513,000	513	862,737	-	-	-	863,250
Shares issued in litigation settlement	1,424,075	1,424	-	(1,424)	-	-	-
Shares issued in MeNetwork amendment	1,000,000	1,000	749,000	-	-	-	3,132,500
Asset acquisition with Yowza!!	1,642,000	1,642	3,003,218,	-	-	-	3,004,860
Shares previously authorized	662,250	662	-	(662)	-	-	-
Stock option amortization	-	-	593,774	-	48,735	7	642,509
Net loss	-	-	-	-	-	(8,922,022)	(8,922,022)
Balance, December 31, 2014	42,068,773	$42,069	$21,470,580	$108	-	$(15,252,417)	$6,260,340
Shares issued for services	14,206,080	14,206	2,607,357	565	-	-	2,622,128
Shares issued for cash	350,000	350	174,650	-	-	-	175,000
Shares issued for compensation	371,666	372	68,894	24	-	-	69,290
Shares issued in HWW License agreement	7,000,000	7,000	1,603,000	-	-	-	1,610,000
Shares issued for Catalyst acquisition	300,000	300	74,700				75,000
Stock option amortization	-	-	577,580	-	-	-	577,580
Net loss	-	-	-	-	-	(3,859,698)	(3,859,698)
Balance, December 31, 2015	64,296,519	$64,297	$26,576,761	$697	$ -	($19,112,115)	$7,529,640

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014
Operating activities
Net loss	$(3,859,698)	$(8,922,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	471,351	2,553,973
Shares issued for officer compensation	200,663	709,700
Shares issued for MeNetwork earnout	-	750,000
Depreciation and amortization	546,785	592,135
Impairment of long-lived asset	254,940	69,808
Goodwill impairment	669,993	669,993
Amortization of debt discount - related party	55	2,999
Share based compensation expense	577,579	796,058
Gain on sale of assets	(269,817)	-
Decrease (increase) in allowance for doubtful accounts	-	283
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	55,620	89,019
Decrease (increased) in prepaid expenses	(88,737)	118,430
Decrease (increase) in inventory	90,068	(39,597)
Increase in advances	(25,000)	-
Decrease (increase) in deposits and other assets		8,960
Increase in accounts payable and accrued expenses	68,966	375,505
Increase in expenses - related party	946,702	537,988
Decrease in accrued interest - related party	-	(5,019)
Net cash used in operating activities	(360,530)	(1,691,787)

Investing activities
Acquisition of intellectual property	-	(501,367)
Sale of residual assets	678,366	-
Additions to capitalized software development	(515,417)	(542,362)
Net cash used in investing activities	162,949	(1,043,729)

Financing activities
Net proceeds for advances	-	215,000
Net proceeds (payments) for notes payable - related party	(6,000)	45,000
Proceeds from restricted cash account	20,000	-
Proceeds from the sale of common stock	175,000	1,945,000
Net cash provided by financing activities	189,000	2,205,000

Net (decrease) increase in cash	(8,581)	(530,516)
Cash - beginning	169,807	700,323
Cash - ending	$161,226	$169,807

Non-cash transactions
Shares issued for services	$471,351	$2,553,973
Shares issued for officer compensation	$200,663	$709,700
Shares issued for prepaid expenses	$-	$37,042
Shares issued for accounts payable	$305,375	$330,454
Shares issued for accrued liabilitites	$1,714,030	$-
Shares issued for acquisitions	$1,685,000	$3,004,861
Options granted for share based compensation expense	$577,579	$642,508
Shares issued for share based compensation expense	$-	$73,600
Shares issued for MeNetwork earnout	$-	$750,000

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Notes to Financial Statements

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

On December 31, 2012 (the “Parallel Acquisition Closing Date”), pursuant to that certain Asset Purchase Agreement (the “Parallel Agreement”) by and between the Company and Parallel Solutions Inc., a Nevada corporation (“Parallel”), the Company acquired substantially all of Parallel’s assets used in connection with its business of facilitating electronic payment processing services to merchants (the “Parallel Assets”), assumed certain specified liabilities and hired seven employees of Parallel in exchange for 538,570 unregistered shares of common stock, of which 53,857 shares (the "Parallel Indemnification Escrow") and 100,000 shares (the "Parallel Deferred Consent Escrow”) were deposited in escrow with our transfer agent.  The Parallel Indemnification Escrow was released on January 23, 2014. On October 29, 2013, the Parallel Deferred Consent Escrow was released to Parallel after certain specified contract assignments and residual revenue streams were assigned to the Company pursuant to the Parallel Agreement. In June of 2015, the Parallel Assets were sold.

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

On October 23, 2015 (the “Closing Date”) the Company completed the acquisition of specific assets of Catalyst Business Development, Inc. (“Catalyst”) pursuant to an Asset Purchase Agreement, dated September 14, 2015, by and between the Company and Catalyst in exchange for 300,000 unregistered shares of the Company’s common stock issued to the holders of Catalyst stock.  The consideration amounted to $75,000 using a fair value of $0.25 per share at the Closing Date.  The assets acquired include a white-labeled license of the Merchant Partners solution and various assets related to branding, marketing and sales. Spindle will continue to operate the gateway under the Catalyst brand.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Summary of significant accounting policies

Cash and cash equivalents

The Company considers cash and cash equivalents to include all stable, highly liquid investments with an original maturity of three months or less from the date of purchase.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

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

Accounts receivable, net

Accounts receivable primarily represents the net cash due from the Company's credit card and other payment processors for cleared transactions. The carrying amount of the Company's receivables is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The adequacy of the allowance is based on historical loss experience and information collected from individual customers. Accounts receivable are charged off against the allowance when it is determined that the receivable is uncollectible.  Interest is not accrued on overdue accounts receivable.

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost or market. The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. The Company periodically performs a detailed inventory review that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If actual demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, additional inventory write-downs may be required.

In the fourth quarter of 2015, management’s review determined that the carrying value of inventory included items that were obsolete or would never be used by the Company.  In this respect, equipment in inventory with a total cost of $103,307 was written off and a loss recorded.

Property and equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts.  Replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Computer Software	3 years
Computer Equipment	5 years
Office furniture and equipment	7 years

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  “ASC Topic 360-10-05” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company recorded an impairment to its intellectual property for the year ended December 31, 2015 as further discussed in Note 6.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 805-30-25, “Accounting for Business Combinations” (“ASC Topic 805-30”) and “Accounting for Goodwill - Subsequent Measurement” (“ASC Topic 350-20-35”).

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded impairment to its goodwill for each of the years ended December 31, 2015 and December 31, 2014 as further discussed in Note 8.

Capitalized software development costs

The Company capitalizes software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the development of the Company’s software applications used to generate revenue from our customers. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects it abandons.

Stock-based compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  (“ASC 505-50”) Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on compensation under ASC  505-50, In accordance with ASC 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock.

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 3,440,000 shares and include 600,000 warrants and 2,840,000 options. Of the 2,840,000 potential common shares at December 31, 2015, 1,245,833 had not vested.  Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 3,710,834 shares and include 250,000 warrants and 3,460,834 options. Of the 3,460,834 potential common shares at December 31, 2014, 1,342,500 had not vested.

Income taxes

The Company accounts for its income taxes under the provisions of “Income Taxes” (“ASC 740”). The method of accounting for income taxes under ASC 740 is the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Fair value of financial instruments

We account for non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC 820-10 Fair Value Measurement. This guidance defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 - Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

Level 3 -Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the company’s own estimates about the assumptions that market participants would use to value the asset or liability.

If the only observable inputs are from inactive markets or for transactions which the Company evaluates as “distressed”, the use of Level 1 inputs should be modified by the company to properly address these factors, or the reliance of such inputs may be limited, with a greater weight attributed to Level 3 inputs.

Due to the short-term nature of our financial assets and liabilities, we consider their carrying amounts to approximate fair value.

Recent Accounting Standards

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

In August 2014, The FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” (“ASU 2014-15”) provides guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern. In doing so, management will need to perform an evaluation at each interim and annual reporting period to determine whether or not there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If these conditions exist, the entity should evaluate whether the doubt is mitigated by management’s plans or events and should make such required disclosures. This guidance will be effective for the Company for its interim reporting for the quarter ended March 31, 2017.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($3,859,698) and ($8,922,022) for the fiscal years ended December 31, 2015 and 2014, respectively and at December 31, 2015, has an accumulated deficit of ($19,112,115).

In order to continue as a going concern, the Company may need, among other things, additional capital resources. There are no assurances that without generating new revenue in 2016 that the Company will be successful without additional financing. Should revenues not grow sufficiently and the company will not be able to secure additional financing through the sale of it securities or debt, it would be unlikely for the Company to continue as a going concern.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31,	December 31,
	2015	2014

Due from customers and vendors	$26,773	$93,643
Due from sale of residual assets	78,323	--
Less allowance for bad debts	--	(11,250)
Total accounts receivable, net	$105,096	$82,393

NOTE 4 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	December 31,	December 31,
	2015	2014

Prepaid insurance	$44,275	$42,167
Prepaid license and trademark fees	1,610,000	--
Prepaid consulting fees	129,751	37,042
Other prepaid expenses	5,521	8,219
Deposits	--	3,382
Total prepaid expenses and deposits	$1,789,547	$90,810

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”), which provided that, upon the terms and subject to the conditions set forth therein, the Company will join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable the delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. HWW was also to build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points. Consideration paid to HWW for the LPO was 3,000,000 unregistered shares of the Company's common stock, which was issued directly to HWW. Pursuant to the Agreement, the Company and HWW will bundle their respective products to create a bundled package that will combine and co-brand the features of both parties' products (the “Bundled Package”). HWW will promote the Bundled Package including the co-branded mobile application to 30 million consumers. The consideration paid to HWW for the Bundled Package (“Trademark”) was 4,000,000 unregistered shares of the Company's Common Stock which was issued directly to HWW. The $690,000 value of the LPO license and the $920,000 value of the Trademark are reported as prepaid expenses until such time HWW performs its obligations under the agreement or the agreement is terminated.  See Note 15, “Subsequent Events” for additional information on this transaction.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	December 31,	December 31,
	2015	2014

Office furniture & equipment	$31,847	$32,895
Less: accumulated depreciation	(14,926)	(10,750)
Total fixed assets, net	$16,921	$22,145

During the years ended December 31, 2015 and December 31, 2014, the Company recorded depreciation expense of $5,225 and $5,225, respectively.

NOTE 6 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	December 31, 2015 Gross	Accumulated Amortization	December 31, 2015 Net

Capitalized software costs	$2,048,998	$(763,684)	$1,285,314
License agreements and contracts	75,000	--	75,000
Domain names	85,000	(22,564)	62,436
Total intellectual property, net	$2,208,998	$(786,248)	$1,422,750

	December 31, 2014 Gross	Accumulated Amortization	December 31, 2014 Net

Capitalized software costs	$2,182,640	$(582,017)	$1,600,623
License agreements and contracts	69,808	(69,808)	--
Domain names	85,000	(11,887)	73,113
Total intellectual property, net	$2,337,448	$(663,712)	$1,673,736

During the year ended December 31, 2015, management reviewed the carrying amount of the assets and determined as a result of changes in the focus of the Company’s current direction, certain costs that had been capitalized to software development would not be used and no longer had value to the Company.  As a result of this analysis, $542,771 in costs were recorded as an impairment loss, net of $287,831 of amortization related to the assets.

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

NOTE 7 - RESIDUAL CONTRACTS

During the year ended December 31, 2014, management reviewed the carrying amount of the residual income stream purchased from Parallel Solutions, Inc. (“PSI”) in 2012.  It was determined that as a result of diversification in the Company’s business model due to its acquisitions, that the previously estimated indefinite life of the asset be revised to reflect the Company’s future business development goals. The Company estimated a finite remaining useful life of forty-eight months and had recorded amortization expense of $147,324 as of December 31, 2014.

On June 4, 2015, the Company entered into an agreement to sell the PSI residual income stream for a purchase price of $753,740. As a result of this transaction, $373,124 was recorded as a gain on sale of assets for the year ended December 31, 2015. As of December 31, 2015, the Company has received $678,366 of the purchase price and the balance of $78,323 is recorded to accounts receivable, net on the Company’s balance sheet.  In 2015, until the date of the sale, the Company recorded an additional $61,385 of amortization expense, resulting in a total amortization of $208,708.

NOTE 8 - GOODWILL

	December 31,	December 31,
	2015	2014

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(1,339,986)	(669,993)
Total goodwill, net	$4,636,212	$5,306,205

In connection with the MeNetwork acquisition (as further described in Note 12) on March 20, 2013, the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork. The Company recorded goodwill related to this acquisition of $2,679,970. During its 2014 annual evaluation of goodwill, the Company determined that the carrying amount of goodwill related to MeNetwork, exceeded its fair value. As a result, the Company recorded an impairment loss, to other expense, of $669,993 during the year ended December 31, 2014. This charge reflects the impact of partially sun-setting assets acquired from MeNetwork in conjunction with its integration of Yowza!!  The Company again evaluated the carrying amount of goodwill in 2015.  From this analysis based future cash flows and the value of the asset in relation to Company’s new business direction, the Company determined that the fair value is only half of the original amount, and recorded an additional impairment loss of $669,993 to other expense for the year ended December 31, 2015.

In connection with the acquisition (as further described in Note 12) on January 3, 2014, the Company assumed certain liabilities and acquired substantially all of the assets of Yowza!!. The Company recorded goodwill related to this acquisition of $3,296,228. During its annual evaluations of goodwill for both 2015 and 2014, the Company determined that the fair value of goodwill exceeded its carrying amount and as a result no impairment charge was recorded.

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded impairment to its goodwill for each of the years ended December 31, 2015 and December 31, 2014 as further discussed in Note 8.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

On December 15, 2011, the Company issued a Promissory Grid Note to a director of the Company whereby formalizing various advances previously received from the director in the amount of $51,300 and allowing for future advances up to $250,000. The note is non-interest bearing, unsecured and matures on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and is being amortized to interest expense over the term of the note. During the years ended December 31, 2015 and December 31, 2014, the Company repaid $6,000 and $55,000 of the principal balance of the loan, respectively.

During the year ended December 31, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note was non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110. This note was paid in full with shares at December 31, 2015.

During the years ended December 31, 2015 and December 31, 2014, respectively, interest expense of $55 and $1,994 related to amortization of the discount and interest on the unpaid notes was recorded.

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.  During the year ended December 31, 2014, the Company:

•

authorized the issuance of 1,642,000 shares with an estimated fair value of $3,004,860 in connection with an asset acquisition. The Company issued 1,445,000 shares at closing (see Note 12).

•

authorized the issuance of 3,890,000 shares of its common stock for cash proceeds totaling $1,945,000. As of December 31, 2014, 3,790,000 of these shares were issued and 100,000 of these shares were unissued.

•

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

•

issued 602,958 shares of its common stock as payment for previously accrued legal fees. The estimated fair value of these shares totaled $816,524. Of the total fair value, $305,704 has been recorded as a reduction to accounts payable and $510,820 was recognized as additional paid-in-capital and professional fees expense for the excess of the fair value.

•

authorized the issuance of 338,000 shares of common stock valued at $680,700 to the Chief Executive Officer as compensation for services and bonus.

•

authorized the issuance of 20,000 shares of common stock valued at $29,000 to the former Chief Financial Officer as compensation for services.

•

authorized the issuance of 155,000 shares of common stock valued at $153,550 to various employees as compensation for services and bonus.

During the year ended December 31, 2015, the Company:

•

issued 1,100,000 shares of its common stock with a fair value of $300,000 as payment for previously accrued legal fees.

•

authorized the issuance of 7,000,000 shares of common stock valued at $1,610,000 for the purchase of a license agreement with HWW as described in Note 7.  See Note 14 “Subsequent Events” for more information on these shares.

•

authorized 14,206,080 shares of its common stock with a fair value of $2,622,128 to consultants, directors and other parties for services and as repayment of advances to the Company.  As of December 31, 2015, 635,000 of these shares were unissued.

•

authorized the issuance of 350,000 shares of its common stock for cash proceeds totaling $175,000.

•

authorized the issuance of 300,000 shares of its common stock valued at $75,000 for the Catalyst Acquisition.

•

authorized the issuance of 371,666 shares of common stock valued at $69,290 to employees for compensation and bonuses

NOTE 11 - WARRANTS AND OPTIONS

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

On March 11, 2015, the Board of Directors approved a private placement offering (the “Offering”) comprised of a unit (the “Unit”). Each Unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of the Company’s common stock. During the twelve months ended December 31, 2015, the Company sold 350,000 units under this offering.

During 2015 the Company granted 91,250 options to employees to purchase shares of common stock at an exercise price of $0.50 per share, with grant date fair values of $0.18 to $0.35. The options vest ratably on an annual basis over three years, and expire ten years from grant date. In 2015, 73,750 of these shares were cancelled.  Also in 2015, options for the purchase of 750,000 shares were granted to directors of the Company at an exercise price of $0.13 per share, with grant date fair values of $0.13. These options vest in full one year from grant date, have a ten-year expiration, and were granted outside of the Company’s 2012 Stock Plan.

The estimated fair values of options granted during 2015, 2014 and 2013 were calculated using the following assumptions:

	2015	2014	2013
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	94.42% to 188.60%	76.71% to 86.26%	63.64% to 72.80%
Risk free interest rate	1.43% to 1.74%	1.49% to 1.78%	0.77% to 1.66%
Expected term, in years	6.0	6.0	5.5 to 6.0

The following is a summary of the status of all of the Company’s stock warrants and options as of December 31, 2015:

	Number of Warrants and Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2013	2,976,000
Granted	2,392,500	-
Exercised	-	-
Forfeited/Cancelled	(1,657,666)	-
Outstanding at December 31, 2014	3,710,834	$ 0.534	7.09
Exercisable at December 31, 2014	2,368,334	$ 0.553	6.33

Outstanding at December 31, 2014	3,710,834
Granted	1,191,250	-
Exercised	-	-
Forfeited/Cancelled	(1,462,084)	-
Outstanding at December 31, 2015	3,590,000	$ 0.442	7.38
Exercisable at December 31, 2015	2,194,167	$ 0.557	6.15

NOTE 12 - BUSINESS ACQUISITIONS

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

Yowza!! Transaction

As described in Note 1, “Organization of the Company and Significant Accounting Policies” the Company completed the Yowza!! Transaction on January 3, 2014. This transaction was accounted for as a business combination.  As such, the Company has allocated the purchase price in accordance with ASC Topic 850-30 as previously described in the Company’s significant accounting policies. Consideration was determined as follows:

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

Catalyst Transaction

As described in Note 1, “Organization of the Company and Significant Accounting Policies” the Company completed the Catalyst Transaction on October 23, 2015. This transaction was accounted for as a purchase of assets.  The fair value of our shares issued in connection with the Catalyst Transaction was determined to be $0.25, which was the fair value of the shares on the closing date of the acquisition.  The total consideration of $75,000, which consists of the Catalyst Gateway license bundled with other contracts is reported on our balance sheet in “Other intangible assets, net.

NOTE 13 - INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates currently in effect.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $477,297, which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted or the following items:

	For the periods ended December 31,
	2015	2014
Book loss for the year	$(3,859,697)	$(8,922,022)
Adjustments:
Amortization	33,638	37,376
Impairment charges	1,212,763	739,801
Non-deductible stock compensation	1,249,590	1,594,245
Tax loss for the year	$(1,363,707)	$(6,550,600)
Estimated effective tax rate	35%	35%
Deferred tax asset	$(477,297)	$(2,292,710)

The total valuation allowance is $477,297.  Details for the last two periods follow:

	For the period ended December 31,
	2015	2014

Deferred tax asset	$(477,297)	$(2,292,710)
Valuation allowance	477,297	2,292,710
Current taxes payable	--	--
Income tax expense	$--	$--

The estimated corporate federal net operating loss (NOL) is presented below:

Year	Amount
2015	6,669,766
2014	5,336,059

NOTE 14 - SUBSEQUENT EVENTS

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”) which provided that the Company would join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. HWW was also to build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points.   On March 28, 2016, a settlement agreement was signed between the Company and HWW, terminating the LPO license agreement executed in May 2015.  The settlement agreement stipulates that on or about March 31, 2016, HWW will return 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee.  The LPO license agreement was terminated amicably and not due to default or breach by any party.

During the month of March, 2016, the Company issued 680,000 shares of unregistered stock to two members of our board of directors in accordance with terms of their consulting agreements.  Also in March, 2015, 2,722,221 shares were purchased by and issued to various investors under the Securities Purchase Agreement in conjunction with our November 17, 2015 private placement offering.  These shares are expected to become freely trading in the public market upon effective registration.