Form 10-K/A
period 2015-12-31
SPINDLE, INC.
filed 2016-04-05
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Spindle, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Amendment No. 1”) to amend the Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Annual Report”). The purpose of this Amendment No. 1 is to amend and adjust certain information in the Notes to financial statements, as well as the EBIDTA disclosure in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No. 1 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures in the Original Annual Report. Amendment No. 1 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 1 should be read in conjunction with the Original Annual Report.

SPINDLE, INC.

FORM 10-K/A

FORWARD LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Annual Report”) contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements.

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

As of December 31, 2015 we had 64,296,519 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 under the Securities Act of 1933.  In addition, we will register 3,949,074 shares of common stock that we have issued and may issue under our equity plans as part of our November 17, 2015 private placement offering. These shares are expected to become freely trading in the public market upon effective registration.

As of March 30, 2016, holders of approximately 5.8% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

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

	For the Year Ended December 31,								Adjusted EBITDA
	2015			2014			GAAP Change		Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$521,037		$521,037	$868,462		$868,462	$(347,425)	-40%	$(347,425)	-40%
Cost of sales	211,941		211,941	311,364		311,364	(99,425)	-32%	(99,423)	-32%

Gross profit	309,096		309,096	557,098		557,098	(248,001)	-45%	(248,001)	-45%

Expenses
Depreciation and amortization	546,785	(546,785)	-	592,137	(592,137)	-	(45,352)	-8%	-	0%
Promotional and marketing	49,485		49,485	126,215		126,215	(76,730)	-61%	(76,730)	-61%
Consulting	436,529	(317,720)	118,809	2,377,212	(2,216,570)	160,642	(1,940,683)	-82%	(41,833)	-26%
Salaries and wages (including equity compensation)	1,601,751	(611,830)	989,921	3,050,064	(1,505,758	1,544,306	(1,448,313)	-47%	(554,385)	-36%
Directors fees	203,900	(203,900)	-	174,839	(174,839)	-	29,061	17%	-	0%
Professional fees	374,021	(250,000)	124,021	1,100,240	(816,524)	283,716	(726,219)	-66%	(159,695)	-56%
General and administrative	261,984	-	261,984	566,618	(8,000)	558,618	(304,634)	-54%	(296,634)	-53%

Impairment losses	924,933	(924,933)	-	739,801	(739,801)	-	185,133	25%	-	0%

Total operating expenses	4,399,388	(2,855,168)	1,544,220	8,727,126	(6,053,629)	2,673,497	(4,327,737)	-50%	(1,129,277)	-42%

Net Operating Loss / Adjusted EBITDA	$(4,090,292)	$2,855,168	$(1,235,124)	$(8,170,028)	$6,053,629	$(2,116,399)	$4,079,737	-50%	$881,275	-42%

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our employees, officers, directors, and advisors. This Code of Business Conduct and Ethics (the “Code”) presents legal and ethical standards of conduct for directors, officers and employees of Spindle, Inc. This Code is intended to deter wrongdoing and to promote the conduct of all Company business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. The Code is filed as Exhibit 14.1 to the annual report on Form 10-K filed on March 30, 2016.

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

(7)

Includes 342,500 shares of common stock owned directly by Mr. VanBrackle, 67,500 shares owned of record by MPP Holdings LLP and 3,870,371 owned of record by Payment Ventures LLC. MPP Holdings LLP and Payment Ventures LLC are private investment entities over which Mr. VanBrackle has investment discretion.

(8)

Includes 47,037 shares of common stock.

(9)

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

•

Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and December 31, 2015;

•

Statements of Cash Flows for the Years Ended December 31, 2015 and December 31, 2014; and

•

Notes to Financial Statements.

(2) Financial Statement Schedules

The following financial statement schedule is filed with this Amendment No. 1 to the Annual Report on Form 10-K/A and can be found following the Notes to Financial Statements:

None

All other schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in the financial statements and Notes to Financial Statements.

(3) Exhibits

See “Exhibit Index” following the signature page of this Form 10-K/A for a description of the documents that are filed as Exhibits to this Amendment No. 1 to the Annual Report on Form 10-K/A or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this, 5th day of April 2016.

SPINDLE, INC.

(Registrant)

Signature	Title	Date
/s/ William Clark	President, Chief Executive Officer, Principal Executive Officer	April 5, 2016
William Clark

/s/ John Devlin	Chief Financial Officer, Principal Financial Officer	April 5, 2016
John Devlin

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Clark William Clark	President, Chief Executive Officer, Principal Executive Officer	April 5, 2016

/s/ John Devlin John Devlin	Chief Financial Officer, Principal Financial Officer, Director	April 5, 2016

* Glenn Bancroft	Director	April 5, 2016

* Tony VanBrackle	Director	April 5, 2016

* Jack Scott	Director	April 5, 2016

* Francis Knuettel II	Director	April 5, 2016

* By: /s/ William Clark William Clark Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Specimen Common Stock Certificate of the Company (6)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
10.2	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.3**	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (6)
10.5+	Spindle, Inc. 2012 Stock Incentive Plan (1)
10.6	Form of Subscription Agreement in Private Offering(8)
10.7	Form of Securities Purchase Agreement in Private Offering(8)
10.8+	Consulting Services Agreement by and between Spindle, Inc. and Glenn Bancroft (6)
10.9+	Spindle, Inc. 2014 Consultants’ Compensation Plan (7)
10.10+	Asset Purchase Agreement entered into on June 4, 2015 by and between Spindle, Inc. and C&H Financial Services, Inc. (5)
14.1	Code of Ethics(8)
21.1	List of subsidiaries of Spindle, Inc. (6)
21.1	List of subsidiaries of Spindle, Inc. (6)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

(8)

Incorporated by reference to the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission on March 30, 2016.

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

•

authorized the issuance of 371,666 shares of common stock valued at $69,290 to employees for compensation and bonuses.

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

	For the periods ended December 31,
	2015	2014
Book loss for the year	$(3,859,697)	$(8,922,022)
Adjustments:
Amortization	33,638	37,376
Impairment charges	1,212,763	739,801
Non-deductible stock compensation	1,249,590	1,594,245
Tax loss for the year	$(1,363,707)	$(6,550,600)
Estimated effective tax rate	35%	35%
Deferred tax asset	$(477,297)	$(2,292,710)

The total valuation allowance is $477,297.  Details for the last two periods follow:

	For the period ended December 31,
	2015	2014

Deferred tax asset	$(477,297)	$(2,292,710)
Valuation allowance	477,297	2,292,710
Current taxes payable	--	--
Income tax expense	$--	$--

The estimated corporate federal net operating loss (NOL) is presented below:

Year	Amount
2015	13,245,511
2014	11,881,804

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