Form 10-Q
period 2016-03-31
SPINDLE, INC.
filed 2016-05-16
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

Common shares outstanding as of May 11, 2016:  64,804,679.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 30, 2016.

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$293,323	$161,226
Accounts receivable, net	264,179	105,096
Prepaid expenses and deposits	120,302	1,789,547
Inventory	10,579	10,579
Total current assets	688,383	2,066,448

Other assets:
Property and equipment, net	19,457	16,921
Goodwill, net	4,636,212	4,636,212
Other intangible assets, net	1,415,018	1,422,750
Total other assets	6,070,687	6,075,883
TOTAL ASSETS	$6,759,070	$8,142,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$271,013	$342,201
Advances	186,000	190,000
Accrued liabilities - related party	381,831	14,437
Notes payable, net	63,053	66,053
Total current liabilities	901,897	612,691
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 60,998,740 and 64,296,519 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	60,999	64,297
Common stock authorized and unissued, 1,073,792 and 696,853 shares as of March 31, 2016 and December 31, 2015, respectively	1,074	697
Additional paid-in capital	25,876,253	26,576,761
Accumulated deficit	(20,081,153)	(19,112,115)
Total stockholders’ equity	5,857,173	7,529,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,759,070	$8,142,331

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015

Revenue:
Sales income	$214,973	$165,047
Cost of sales	11,014	47,482
Gross profit	203,959	117,565

Expenses:
Depreciation and amortization	109,696	147,959
Promotional and marketing	1,526	26,505
Consulting	130,962	84,293
Salaries and wages (including share-based compensation)	541,510	761,430
Directors fees	52,240	45,000
Professional fees	119,720	150,718
General and administrative	104,645	48,588
Total operating expenses	1,060,299	1,264,493

Net operating loss	(856,340)	(1,146,928)

Other expense:
Loss in legal settlement	115,000	-
Other income	(2,892)	-
Interest expense	590	561
Interest expense - related party	-	28
Total other expense	112,698	589

Loss before provision for income taxes	(969,038)	(1,147,517)
Provision for income taxes	-	-

Net loss	$(969,038)	$(1,147,517)

Weighted average number of common shares outstanding - basic and diluted	65,968,433	42,173,217

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.03)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Operating activities
Net loss	$(969,038)	$(1,147,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	74,375	75,646
Shares issued for services - related parties	32,940	7,250
Depreciation and amortization	109,696	147,959
Amortization of debt discount - related party	-	28
Options issued for services	374,008	478,957
Loss on legal settlement	115,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(159,083)	14,080
Decrease in prepaid expenses	59,245	17,147
Increase in inventory	-	(5,600)
Decrease in deposits and other assets	-	500
(Decrease) increase in accounts payable and accrued expenses	(71,188)	100,905
Increase in expenses - related party	367,394	49,160
Increase in deferred revenue	-	3,291
Net cash used in operating activities	(66,651)	(258,194)

Investing activities
Purchase of license agreement	-	(30,000)
Purchase of fixed assets	(3,863)	-
Additions to capitalized software development	(100,639)	(108,976)
Net cash used in investing activities	(104,502)	(138,976)

Financing activities
Payment for share repurchase	(100,000)	-
Net proceeds (payments) for advances	(4,000)	255,000
Payments for notes payable - related party	(3,000)	-
Proceeds from the sale of common stock	410,250	100,000
Net cash provided by financing activities	303,250	355,000

Net (decrease) increase in cash	132,097	(42,170)
Cash - beginning	161,226	169,807
Cash - ending	$293,323	$127,637

Supplemental disclosures
Cash paid for interest	$590	$561
Cash paid for income taxes	$-	$-
Shares issued for prepaid expenses	$-	$67,854
Shares issued for accounts payable	$-	$50,000
Shares returned for legal settlement	$(1,595,000)	$-

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers cash and cash equivalents to include all stable, highly liquid investments with an original maturity of three months or less from the date of purchase.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Accounts receivable, net

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. Interest is not accrued on overdue accounts receivable.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded an impairment to its goodwill for each of the years ended December 31, 2015 and 2014 as further discussed in Note 10.

Capitalized software development costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the development of the Company’s software applications used to generate revenue from our customers.  Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and charges to operations amounts that are deemed unrecoverable for projects it abandons.  The Company recorded an impairment to its software development costs for the year ended December 31, 2015.

Stock-based compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized as compensation under ASC Topic 505-50, In accordance with ASC 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock.

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2016 that have been excluded from the computation of diluted net loss per share amounted to 3,390,000 shares and include 400,000 warrants and 2,990,000 options. Of the 2,990,000 potential common shares that could be issued upon the exercise of the options at March 31, 2016, 1,332,501 had not vested.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($969,038) for the three months ended March 31, 2016, and at March 31, 2016, has an accumulated deficit of ($20,081,153).

In order to continue as a going concern, the Company may need, among other things, additional capital resources.  There are no assurances that without generating new revenue during 2016 that the Company will be successful without additional financing. Should revenues not grow sufficiently and the Company not be able to secure additional financing through the sale of its securities or debt, it would be unlikely for the Company to continue as a going concern.

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

NOTE 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	MARCH 31,	DECEMBER 31,
	2016	2015

Due from customers and vendors	$32,562	$26,773
Due from sale of residual assets	75,374	75,374
Due from processing activity	156,243	2,949
Total accounts receivable, net	$264,179	$105,096

NOTE 5. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	MARCH 31,	DECEMBER 31,
	2016	2015

Prepaid insurance	$32,725	$44,275
Prepaid license and trademark fees	--	1,610,000
Prepaid consulting fees	84,877	129,751
Other prepaid expenses	2,700	5,521
Total prepaid expenses and deposits	$120,302	$1,789,547

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	MARCH 31,	DECEMBER 31,
	2016	2015

Office furniture & equipment	$35,710	$31,847
Less: accumulated depreciation	(16,253)	(14,926)
Total property and equipment, net	$19,457	$16,921

During the three months ended March 31, 2016 and 2015, the Company recorded depreciation expense of $1,327 and $1,306, respectively.

NOTE 7. OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	MARCH 31,	ACCUMULATED	MARCH 31,
	2016 GROSS	AMORTIZATION	2016 NET

Capitalized software costs	$2,149,636	$(869,384)	$1,280,252
License agreements and contracts	75,000	-	75,000
Domain names	85,000	(25,234)	59,766
	$2,309,636	$(894,618)	$1,415,018

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2015 GROSS	AMORTIZATION	2015 NET

Capitalized software costs	$2,048,998	$(763,684)	$1,285,314
License agreements and contracts	75,000	-	75,000
Domain names	85,000	(22,564)	62,436
	$2,208,998	$(786,248)	$1,422,750

NOTE 8. RESIDUAL CONTRACTS

On June 4, 2015, the Company entered into an agreement to sell the Parallel Solutions, Inc.(“PSI”) residual income stream for a purchase price of $753,740. As a result of this transaction, $373,124 was recorded as a gain on sale of assets for the year ended December 31, 2015. As of March 31, 2016, the Company has received $678,366 of the purchase price and the balance of $75,374 is recorded to accounts receivable, net on the Company’s balance sheet.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. GOODWILL

	MARCH 31,	DECEMBER 31,
	2016	2015

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(1,339,986)	(1,339,986)
Total goodwill, net	$4,636,212	$4,636,212

In connection with the acquisition on March 20, 2013, the Company assumed certain liabilities and acquired substantially all of the assets of MeNetwork. The Company recorded goodwill related to this acquisition of $2,679,970. During its annual evaluation of goodwill, the Company determined that the carrying amount of goodwill related to MeNetwork, exceeded its fair value. As a result, the Company recorded an impairment loss, to other expense, of $669,993 for each of the years ended December 31, 2015 and December 31, 2014.  These charges reflect the impact of partially sun setting assets acquired from MeNetwork in conjunction with the Company’s integration of Yowza!!

In connection with the acquisition of Yowza!!, the Company recorded related goodwill of $3,291,932. During its annual evaluation of goodwill, the Company determined that the fair value of goodwill exceeded its carrying amount and as a result no impairment charge has been recorded.

NOTE 10. NOTES PAYABLE NET

On December 15, 2011, the Company issued a Promissory Grid Note (“Note”) to a former director of the Company whereby formalizing various advances previously received from the former director in the amount of $51,300 and allowing for future advances of up to $250,000. The note is non-interest bearing, unsecured and matured on December 15, 2014. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Note totaled $28,349 and was amortized to interest expense over the term of the Note. During the three months ended March 31, 2016, the Company repaid $3,000 of the principal balance of the Note.

During the three months ended March 31, 2015, interest expense of $28 related to amortization of the discount and interest on the unpaid note was recorded.

NOTE 11. STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.  During the three months ended March 31, 2016, the Company:

•

Authorized the issuance of 3,038,889 shares of common stock for cash proceeds totaling $410,250. Of these, 316,668 shares with a value of $42,750 were registered under the Form S-1 filed with the SEC on April 6, 2016.  The Form S-1 has an effective date of April 18, 2016.  These 316,668 shares were unissued at March 31, 2016.  We also issued 2,722,221 shares for cash proceeds from investors totaling $367,500.

•

Authorized the issuance of 90,000 shares of common stock to a member of our Board of Directors in accordance with the terms of his consulting agreement.  The shares were valued at $13,200 and as of March 31, 2016, 45,000 of these shares were unissued.

•

Authorized the issuance of 81,011 shares of common stock as payment for legal fees. The estimated fair value of these shares totaled $10,208 and as of March 31, 2016, these shares were unissued.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11. STOCKHOLDERS’ EQUITY, CONTINUED

•

Authorized the issuance of 476,667 shares of common stock valued at $71,407 to two members of our Advisory Board and a consultant as compensation for advisory services.  Of these, 416,667 shares with a value of $64,167 were registered under the Form S-1 filed with the SEC on April 6, 2016.  All 476,667 shares were unissued at March 31, 2016.

•

Authorized the issuance of 92,593 shares of common stock valued at $12,500 to our Chief Executive Officer as compensation for services.  As of March 31, 2016 these shares were unissued.

•

Issued 680,000 previously authorized shares with a value of $187,650 to directors of the Company for services in accordance with consulting agreements and repayment of advances.

Also, in accordance with a settlement agreement signed between the Company and Help Worldwide, Inc. (“HWW”) that terminated the license agreement between the two entities, HWW returned 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee in May 2015.  The LPO license agreement was terminated amicably and not due to default or breach by any party.  In conjunction with the settlement agreement, 200,000 shares of Spindle stock were returned to the Company by one of the principals of HWW, and the associated warrants were cancelled.  The entire transaction resulted in a loss to the Company of $115,000.

NOTE 12. WARRANTS AND OPTIONS

On March 11, 2015 the Board of Directors approved a private placement offering (the “Offering”) comprised of a unit (the “Unit”). Each Unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of the Company’s common stock. During the three months ended March 31, 2015, the Company sold 200,000 units under this offering.  These warrants were cancelled in March of 2016 in relation to the HWW settlement agreement described in Note 12.

The following is a summary of the status of all of the Company’s stock warrants and options as of March 31, 2016:

	Number of Warrants and Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	3,710,834
Granted	1,341,250
Exercised	-
Forfeited/Cancelled	(1,462,084)
Outstanding at December 31, 2015	3,590,000	$ 0.442	7.38
Exercisable at December 31, 2015	2,194,167	$ 0.557	6.15

Outstanding at December 31, 2015	3,590,000
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(200,000)	-
Outstanding at March 31, 2016	3,390,000	$ 0.550	7.43
Exercisable at March 31, 2016	2,057,499	$ 0.557	6.75

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13. SUBSEQUENT EVENTS

In March, 2016, 3,038,889 shares were purchased by various investors under the Securities Purchase Agreement in conjunction with our November 17, 2015 private placement offering.  As of March 31, 2016, 2,722,221 of these shares had been issued.  The shares are expected to become freely trading in the public market as of April 6, 2016, the effective registration date.

On April 18, 2016, Tony VanBrackle informed the board of directors (the “Board”) of Spindle, Inc. (the “Company”) that effective immediately he would resign from his position as an Independent Director to enable him to better fulfill his duties as an adviser to the Company under the consulting agreement in effect.  Additionally, on April 20, 2016, the Board voted to appoint Mr. VanBrackle to the Board of Advisors. Mr. VanBrackle has served as an Independent Director since November 17, 2014 and as a consultant to the Company since November 1, 2015. Over the past quarter Mr. VanBrackle has had increasing involvement in the Company both in time and direction as he operates as a consultant to grow the direct sales teams and call center sales.

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

Overview

We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.” We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (Spindle Mobile”), as described below, we generated minimal revenues from the golf-related business.

On December 2, 2011, we acquired certain assets and intellectual property from Spindle Mobile, a Delaware corporation in the business of data processing, mobile payment fields and other related fields, in exchange for approximately 80% or the Company’s issued and outstanding common stock, which shares were distributed to the stockholders of Spindle Mobile, pursuant to the terms and conditions of an asset purchase agreement.

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

Because our operating expenses exceed our revenues, we have relied primarily on sales of our securities and loans from related parties to fund our operations. We will continue to require substantial funds to support our operations and carry out our business plan. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our partners. We may not be successful in raising additional funds as needed or if successful we may not be able to raise funds on terms that are favorable to us. We cannot guarantee that we will ever be profitable. As a result, our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to forecast future revenue. Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three months ended March 31, 2016, the Company generated $214,973 in revenues from its payment and transactional platform. The cost of sales, which are comprised of equipment cost of goods sold, web hosting fees, merchant and interchange fees, and commissions paid to the independent sales agents, for the three months ended March 31, 2016 were $11,014.  This compares to revenues during the three months ended March 31, 2015 of $165,047 and cost of sales of $47,482.  Gross profit during the three months ended March 31, 2016 and 2015 was $203,959 and $117,565, respectively.

The period-over-period increase in revenues and gross profit is due to management’s decision to focus the majority of resources over the past few months on platform integration and development at the expense of short-term revenue generation, realizing that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

Management also reviewed the profitability of our sub-merchant and reseller relationships, which resulted in the strategic cancellation of contracts that did not generate positive cash flow to the Company.  Management believes that the full technology platform has now reached the stage where the Company can begin to aggressively sell its solutions to the market.  We expect to see increases in licensing and transactional revenue in future periods by bringing the full platform to market in a methodical and strategic manner.

As stated previously, we only recently changed our business direction by exiting the micro-merchant market in favor of traditional brick-and-mortar and ecommerce merchants. Under our MSP sponsorship, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to accurately forecast future revenue.

EBITDA

We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with GAAP) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended March 31, 2016 and 2015 follows:

	For the Three Months Ended March 31,								Adjusted EBITDA
	2016			2015			GAAP Change		Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 214,973	$ -	$ 214,973	$ 165,047	$ -	$ 165,047	$ 49,926	30%	$ 49,926	30%
Cost of sales	11,014	-	11,014	47,482	-	47,482	(36,468)	-77%	(36,468)	-77%

Gross profit	203,959	-	203,959	117,565	-	117,565	86,394	73%	86,394	73%
Expenses
Depreciation and amortization	109,696	(109,696)	-	147,959	(147,959)	-	(38,263)	-26%	-	0%
Promotional and marketing	1,526	-	1,526	26,505	-	26,505	(24,979)	-94%	(24,979)	-94%
Consulting	130,962	(127,762)	3,200	84,293	(64,645)	19,648	46,669	55%	(16,448)	-84%
Salaries and wages (including equity compensation)	541,510	(386,508)	155,002	761,430	(486,207)	275,223	(219,920)	-29%	(120,221)	-44%
Directors fees	52,240	(52,240)	-	45,000	(45,000)	-	7,240	16%	-	0%
Professional fees	119,720	-	119,720	150,718	(11,000)	139,718	(30,998)	-21%	(19,998)	-14%
General and administrative	104,645	(11,550)	93,095	48,588	-	48,588	56,057	#	44,507	92%
Total operating expenses	1,060,299	(687,756)	372,543	1,264,493	(754,811)	509,682	(204,194)	-16%	(137,139)	-27%

Net Operating Loss / Adjusted EBITDA	$(856,340)	$ 687,756	$(168,584)	$(1,146,928)	$ 754,811	$(392,117)	$ 290,588	-25%	$ 223,532	-57%

# - represents a value greater than 100% change

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following and believe that:

•

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

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

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

For the three months ended March 31, 2016, we incurred operating expenses in the amount of $1,060,299, as compared to $1,264,493 for the three months ended March 31, 2015. The amounts for the three months ended March 31, 2016 are comprised of $109,696 in depreciation and amortization expense related to our intellectual property and fixed assets; $1,526 in promotional and marketing; $130,962 in consulting fees; $541,510 in salaries and wages; $52,240 in directors’ fees; $119,720 in professional fees; and $104,645 in general and administrative expenses.

Operating expenses are lower in 2016 compared to the three months ended March 31, 2015, due to Management’s focus on controlling costs, mainly in the areas of payroll and professional fees.  We expect these costs, especially payroll, to increase at a rate directly proportional to our growth.

Interest Income and Expense

During the three months ended March 31, 2016, we recognized interest expense of $590. This compares to $589 in interest expense for the three months ended March 31, 2015.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended March 31, 2016 was $969,038.  Net losses are attributable to the Company’s increase in G&A costs and the result of the HWW settlement agreement which is described in Note 12. During the three months ended March 31, 2015, we incurred a net loss of $1,147,517, which was mainly attributable to the Company’s acquisition and development of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of the Company’s initial suite of payment products.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2016 was $66,651 compared to $258,194 of cash used in operations during the comparable period ended March 31, 2015.  The decrease in the use of cash for operating activities in 2016 is mainly due to the Company managing cash more efficiently, including the reduction of payroll costs and professional fees.

During the three months ended March 31, 2016, net cash used by investing activities totaled $104,502, of which $3,863 as used for the purchase of new fixed assets and $100,639 is attributable to labor costs related to software development costs. During the comparable three-month period ended March 31, 2015, net cash used in investing activities totaled $138,976, of which $30,000 was utilized in the acquisition of a license agreement related to the upcoming sales efforts of the Yowza!! POS solution and $108,976 is attributable to labor costs related to software development.

During the three months ended March 31, 2016, net cash provided by financing activities totaled $303,250, comprised of $410,250 received from investors for purchases of our common stock, offset by $100,000 paid as part of the HWW settlement to repurchase outstanding warrants and $7,000 in repayments of notes and advances to the Company. In comparison, during the three months ended March 31, 2015, financing activities provided $355,000 comprised of $100,000 which was received from investors purchasing shares of our common stock and $255,000 which was classified as an advance to the Company.

As of March 31, 2016, we had $293,323 of cash on hand, none of which is restricted.  Our management believes this amount may be sufficient to maintain our operations for at least the next 12 months. We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that, if needed, any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

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

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

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

Stock-Based Compensation

We record stock based compensation in accordance with the guidance in ASC Topic 718 which requires us to recognize expense related to the fair value of our employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our significant business risks are described in our Annual Report on Form 10-K filed with the SEC on March 30, 2016 which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, the Company:

•

Authorized the issuance of 3,038,889 shares of common stock for cash proceeds totaling $410,250. Of these, 316,668 shares with a value of $42,750 were registered under the Form S-1 filed with the SEC on April 6, 2016.  The Form S-1 has an effective date of April 18, 2016.  These 316,668 shares were unissued at March 31, 2016.  We also issued 2,722,221 shares for cash proceeds from investors totaling $367,500.

•

Authorized the issuance of 90,000 shares of common stock to a member of our Board of Directors in accordance with the terms of his consulting agreement.  The shares were valued at $13,200 and as of March 31, 2016, 45,000 of these shares were unissued.

•

Authorized the issuance of 81,011 shares of common stock as payment for legal fees. The estimated fair value of these shares totaled $10,208 and as of March 31, 2016, these shares were unissued.

•

Authorized the issuance of 476,667 shares of common stock valued at $71,407 to two members of our Advisory Board and a consultant as compensation for advisory services.  Of these, 416,667 shares with a value of $64,167 were registered under the Form S-1 filed with the SEC on April 6, 2016.  All 476,667 shares were unissued at March 31, 2016.

•

Authorized the issuance of 92,593 shares of common stock valued at $12,500 to our Chief Executive Officer as compensation for services.  As of March 31, 2016 these shares were unissued.

•

Issued 680,000 previously authorized shares with a value of $187,650 to directors of the Company for services in accordance with consulting agreements and repayment of advances.

Also, in accordance with a settlement agreement signed between the Company and Help Worldwide, Inc. (“HWW”) that terminated the license agreement between the two entities, HWW returned 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee in May 2015.  The LPO license agreement was terminated amicably and not due to default or breach by any party.  In conjunction with the settlement agreement, 200,000 shares of Spindle stock were returned to the Company by one of the principals of HWW, and the associated warrants were cancelled.  The entire transaction resulted in a loss to the Company of $115,000.

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

(1)

Incorporated by reference to the registrant's Form 10 Registration Statement filed with the SEC on February 25, 2014.

(2)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on December 6, 2011.

(3)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011 filed by the registrant with the SEC on March 30, 2012.

(4)

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed by the registrant with the SEC on September 3, 2013.

(5)

Incorporated by reference to the Registration Statement on Form S-1 filed by the registrant with the SEC on February 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ William Clark William Clark	Chief Executive Officer, Principal Executive Officer	May 13, 2016

/s/ John Devlin John Devlin	Chief Financial Officer, Interim Principal Financial Officer	May 13, 2016

\