Form 10-Q
period 2016-06-30
SPINDLE, INC.
filed 2016-08-15
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2016: 66,709,243 shares of Common Stock.

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

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	JUNE 30,
	2016	DECEMBER 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash	$81,478	$161,226
Accounts receivable, net	221,889	105,096
Prepaid expenses and deposits	231,373	1,789,547
Inventory	10,579	10,579
Total current assets	545,319	2,066,448

Other assets:
Property and equipment, net	17,978	16,921
Goodwill, net	4,636,212	4,636,212
Other intangible assets, net	1,358,160	1,422,750
Total other assets	6,012,350	6,075,883
TOTAL ASSETS	$6,557,669	$8,142,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$214,395	$342,201
Advances	-	190,000
Accrued liabilities - related party	105,998	14,437
Notes payable, net of unamortized discount	58,552	66,053
Total current liabilities	378,945	612,691
Long term notes payable, net of unamortized discount	11,700	-
Long term notes payable - related party, net of unamortized discount	72,691	-
Total liabilities	463,336	612,691
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 65,713,939 and 64,296,519 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	65,214	64,297
Common stock authorized and unissued, 1,104,157 and 696,853 shares as of June 30, 2016 and December 31, 2015, respectively	1,604	697
Additional paid-in capital	26,977,392	26,576,761
Accumulated deficit	(20,949,877)	(19,112,115)
Total stockholders’ equity	6,094,333	7,529,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,557,669	$8,142,331

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Revenue:
Sales income	$257,442	$128,233	$472,415	$293,281
Cost of sales	13,349	46,441	24,364	93,923

Gross profit	244,093	81,792	448,051	199,358

Expenses:
Depreciation and amortization	114,871	141,653	224,567	289,612
Promotional and marketing	11,174	(1,048)	12,700	25,457
Consulting	149,212	76,287	280,174	160,580
Salaries and wages (including share-based compensation)	395,467	379,123	936,977	1,140,553
Directors fees	40,905	37,500	93,145	82,500
Professional fees	99,636	91,178	219,356	241,897
General and administrative	221,777	70,784	326,422	119,372
Loss on impairment of long-lived asset	43,657	-	43,657	-
Total operating expenses	1,076,699	795,477	2,136,998	2,059,971

Net operating loss	(832,606)	(713,685)	(1,688,947)	(1,860,613)

Other income (expense):
Gain on sale of assets	-	373,154	-	373,154
Legal settlement	-	-	(115,000)	-
Other expense	(13,021)	-	(10,129)	-
Interest expense	(17,072)	(354)	(17,662)	(916)
Interest expense - related party	(6,024)	(27)	(6,024)	(54)
Total other income (expense)	(36,117)	372,773	(148,815)	372,184

Loss before income tax provision	(868,723)	(340,912)	(1,837,762)	(1,488,429)
Provision for income taxes	-	-	-	-

Net loss	$(868,723)	$(340,912)	$(1,837,762)	$(1,488,429)
Weighted average number of common shares outstanding - basic and diluted	64,362,418	44,091,488	65,165,426	43,138,757

Net (loss) per share - basic and fully- diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
Operating activities
Net loss	$(1,837,762)	$(1,488,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	134,131	132,771
Shares issued for services - related parties	347,320	20,250
Depreciation and amortization	224,567	289,611
Gain on sale of residual asset	-	(373,154)
Amortization of debt discount	15,426	-
Amortization of debt discount - related party	4,429	55
Options issued for services	413,706	928,771
Loss related to abandoned projects, net	43,657	-
Loss related to bad debt	75,345	-
Loss on legal settlement	115,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(192,138)	15,848
(Increase) in prepaid expenses	12,339	(215,929)
Increase in inventory	-	(6,357)
Decrease in deposits and other assets	-	19,000
(Decrease) increase in accounts payable and accrued expenses	(72,980)	103,727
Increase in deferred revenue	-	3,291
Increase (decrease) in expenses - related party	139,603	(300,150)
Net cash used in operating activities	(577,357)	(870,695)

Investing activities
Purchase of property and equipment	(3,863)	-
Sale of fixed assets	-	753,740
Additions to capitalized software development	(200,828)	(212,481)
Net cash provided by (used in) investing activities	(204,691)	541,259

Financing activities
Return of shares	(100,000)	-
Proceeds from (payments on) advances	(8,000)	255,000
Payments on notes payable	(12,500)	-
Proceeds from the sale of common stock	822,800	175,000
Net cash provided by financing activities	702,300	430,000

Net increase (decrease) in cash	(79,748)	100,564
Cash - beginning	161,226	169,807
Cash - ending	$81,478	$270,371

See Note 13 - Supplemental Disclosure of Cash Flow Information

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim condensed financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Inventory

Inventory consists of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and stated at the lower of cost or market. The Company records a write-down for inventory items which have become obsolete or are in excess of anticipated demand or net realizable value. We periodically perform a detailed review of inventory that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If actual demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of our inventory, additional write-downs may be required.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

•

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities.

•

Level 2 - Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•

Level 3 - Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the company’s own estimates about the assumptions that market participants would use to value the asset or liability.

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

Goodwill

We account for goodwill in accordance with ASC Topic 805-30-25, “Accounting for Business Combinations” (“ASC Topic 805-30-25”) and ASC Topic 350-20-35, “Accounting for Goodwill - Subsequent Measurement” (“ASC Topic 350-20-35”).

ASC Topic 805-30-25 requires that the acquirer recognize goodwill as of the acquisition date as the excess of the fair value of the consideration transferred over the fair value of the net acquisition-date amounts of the identifiable assets and liabilities assumed.

ASC Topic 350-20-35 requires that goodwill acquired in a purchase and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Our annual goodwill impairment testing date is December 31 of each year. The Company first assesses qualitative factors to determine whether it’s necessary to perform the two-step goodwill impairment test. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the qualitative assessment results in an indication that it’s more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative assessment must be performed. Management has determined that the Company has one reporting unit for purposes of testing goodwill.

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded an impairment to its goodwill for each of the years ended December 31, 2015 and 2014 as further discussed in Note 8.

Capitalized software development costs

We capitalize internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of the Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. We continually evaluate the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects we may abandon.  The Company recorded an impairment to its software development costs for the year ended December 31, 2015 and for the quarter ended June 30, 2016.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities - Distinguishing Liabilities from Equity (“ASC 480”). ASC 480, applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-

A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount,

-

Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

-

Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Notes 9 and 10). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock-based compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statements of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC505-50”).  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statements of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

We estimate forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized as compensation under ASC Topic 505-50. In accordance with ASC 505-50, the cost of stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock.

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2016 that have been excluded from the computation of diluted net loss per share amounted to 1,980,834 shares and include 400,000 warrants and 1,580,834 options. Of the 1,580,834 potential common shares that could be issued upon the exercise of the options at June 30, 2016, 815,834 had not vested.

Income taxes

We account for income taxes under the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”).   The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent accounting pronouncements

We continually assess any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure there are proper controls in place to ascertain that our financials properly reflect the change.

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

NOTE 3 - GOING CONCERN

Our financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, we have incurred a net loss of ($868,723) and ($1,837,762) for the three and six months ended June 30, 2016, respectively, and have an accumulated deficit of ($20,949,877).

In order to continue as a going concern, the Company may need, among other things, additional capital resources. There are no assurances that without generating new revenue during 2016 that the Company will be successful without additional financing.  Should revenues not grow sufficiently and the Company not be able to secure additional financing through the sale of its securities or debt, it would be unlikely for us to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	JUNE 30,	DECEMBER 31,
	2016	2015

Due from customers and vendors	$37,050	$26,773
Due from sale of residual assets	--	75,374
Due from processing activity	184,839	2,949
Total accounts receivable, net	$221,889	$105,096

With the recent transition of management, the Company has undertaken various analyses with respect to the recorded balances and the underlying assets for the receivables and intangibles.  The Company had a receivable balance of $75,374 related to consideration held back from the sale of residual assets in the PSI transaction on June 4, 2015.  According to the terms of the agreement, the purchaser withheld 10% of the gross purchase price to ensure certain performance measures were attained after a period of time from the purchase date.  As the date for release of the held funds approaches, management analyzed the likelihood of receiving that reserve.  Recent general interaction and the relationship with the purchaser has indicated the underlying assets purchased have not performed to a level of satisfaction where the Company could expect a remittance of the reserve.  For this reason, management believes that a write off of the balance due from the residual sale is appropriate at this time.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	JUNE 30,	DECEMBER 31,
	2016	2015

Prepaid insurance	$21,840	$44,275
Prepaid license and trademark fees	--	1,610,000
Prepaid consulting fees	204,967	129,751
Other prepaid expenses	4,566	5,521
Total prepaid expenses and deposits	$231,373	$1,789,547

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	JUNE 30,	DECEMBER 31,
	2016	2015

Office furniture & equipment	$35,710	$31,847
Less: accumulated depreciation	(17,732)	(14,926)
Total property and equipment, net	$17,978	$16,921

During the three and six months ended June 30, 2016, we recorded depreciation expense of $1,479 and $2,806, respectively, and during the three months and six months ended June 30, 2015, we recorded depreciation expense of $1,306 and $2,612, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	JUNE 30,	ACCUMULATED	JUNE 30,
	2016 GROSS	AMORTIZATION	2016 NET

Capitalized software costs	$2,160,360	$(934,297)	$1,226,063
License agreements and contracts	75,000	--	75,000
Domain names	85,000	(27,903)	57,097
	$2,320,360	$(962,200)	$1,358,160

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2015 GROSS	AMORTIZATION	2015 NET

Capitalized software costs	$2,048,998	$(763,684)	$1,285,314
License agreements and contracts	75,000	--	75,000
Domain names	85,000	(22,564)	62,436
	$2,208,998	$(786,248)	$1,422,750

During the three months ended December 31, 2015, management reviewed the carrying amount of the assets and determined as a result of changes in the focus of the Company’s current direction, certain costs that had been capitalized to software development would not be used and no longer had value to the Company. As a result of this analysis, $89,466 in costs were recorded as an impairment loss, net of $45,809 of amortization related to the assets. Our amortization expense for the three and six months ended June 30, 2016 was $105,700 and 221,761, respectively.

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

NOTE 8 - GOODWILL

	JUNE 30,	DECEMBER 31,
	2016	2015

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(1,339,986)	(1,339,986)
Total goodwill, net	$4,636,212	$4,636,212

In connection with the acquisition of certain liabilities and substantially all of the assets of MeNetwork on March 20, 2013, we recorded related goodwill of $2,679,970. During our annual evaluations of goodwill, we determined that the carrying amount of goodwill related to MeNetwork exceeded its fair value. As a result, the Company recorded an impairment loss to other expense, of $669,993 for each of the years ended December 31, 2015 and December 31, 2014.  These charges reflect the impact of partially sun-setting assets acquired from MeNetwork in conjunction with the Company’s integration of Yowza!!

In connection with the acquisition of Yowza!! in January 2014, we recorded related goodwill of $3,291,932. During our annual evaluation of goodwill, we determined that the fair value of goodwill exceeded its carrying amount and as a result no impairment charge has been recorded.

With the recent transition of management, the Company has undertaken a new analysis with respect to the recorded goodwill, and depending on the results of such analysis, may have further impairment losses in the third quarter of 2016.

NOTE 9 - NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

On May 18, 2016, we converted a $182,000 payable to an investor and entered into a Convertible Promissory Note (“Note”) with an investor in the Company. The note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018.  The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the debt. This amount will be amortized to interest expense over the term of the note. During the six months ended June 30, 2016, interest expense of $15,426 related to amortization of the discount and interest on the unpaid notes was recorded.  The balance of the unamortized discount at June 30, 2016 was $166,574.  During the three months ended June 30, 2016, the Company repaid $5,000 of the principal balance of the Note.  This Note is presented as a Long term note payable on our Condensed Balance Sheets.

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company whereby formalizing various advances previously received from the former director in the amount of $51,300 and allowing for future advances of up to $250,000. The Grid Note is non-interest bearing, unsecured and matured on December 15, 2014. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, we issued warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and was amortized to interest expense over the term of the Grid Note. During the six months ended June 30, 2016, the Company repaid $7,500 of the principal balance of the Grid Note.

During the three and six months ended June 30, 2016, interest expense of $28 related to the interest on the unpaid notes was recorded.

NOTE 10 - LONG TERM NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

On March 25, 2016, we entered into an agreement with a 5% stockholder of the Company. This agreement is for a $100,000 promissory note, convertible to stock under certain circumstances.  The note bears an interest rate of 6% per annum and has a maturity date of March 25, 2018.  The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded.  This amount will be amortized to interest expense - related party over the term of the note. During the three months ended June 30, 2016, interest expense of $4,429 related to amortization of the discount and interest on the unpaid notes was recorded.  The balance of the unamortized discount at June 30, 2016 was $28,904.

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

During the three months ended June 30, 2016, we:

•

authorized and issued 3,055,927 shares of its common stock for cash proceeds totaling $412,550.

•

authorized and issued 500,000 shares of its common stock to our former CEO as part of his transition agreement.  The shares were valued at $140,000.

•

authorized and issued 100,000 shares of its common stock with a value of $25,000 to a consultant for part of compensation for services.

•

authorized the issuance of 650,000 shares of common stock to members of our Board of Directors in accordance with the terms of their consulting and service agreements. The shares were valued at $174,380 and as of June 30, 2016, the shares were unissued.

•

authorized the issuance of 69,804 shares of common stock valued at $11,244 as payment for legal fees. These shares were unissued as of June 30, 2016.

•

authorized the issuance of 369,835 shares of common stock with a value of $87,678 to consultants and members of our Advisory Board as compensation for services.  286,500 of the shares were unissued as of June 30, 2016.

•

issued 975,937 previously authorized shares of common stock for legal fees, officer and director compensation and cash proceeds from investors.  The Form S-1 has an effective date of April 18, 2016. Of these, 733,335 shares with a value of $106,917 were registered under the Form S-1 filed with the SEC on April 6, 2016.  The balance of the shares issued had a value of $42,249.

NOTE 12 - WARRANTS AND OPTIONS

The following is a summary of the status of the Company’s stock warrants and options as of June 30, 2016:

	Number of Warrants and Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	3,710,834
Granted	1,341,250	--
Exercised	--	--
Forfeited/Cancelled	(1,462,084)	--
Outstanding at December 31, 2015	3,590,000	$ 0.442	7.38
Exercisable at December 31, 2015	2,194,167	$ 0.557	6.15

Outstanding at December 31, 2015	3,590,000
Granted	--	--
Exercised	--	--
Forfeited/Cancelled	(1,609,166)	--
Outstanding at June 30, 2016	1,980,834	$ 0.451	7.08
Exercisable at June 30, 2016	1,165,000	$ 0.629	6.23

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
Cash paid for interest	$962	$916
Cash paid for income taxes	$--	$54
Conversion of advances to notes payable	$182,000	$--
Shares issued for prepaid expenses	$70,000	$34,729
Shares issued for accounts payable	$--	$50,000
Shares returned for legal settlement	$(1,595,000)	$--

NOTE 14 - SUBSEQUENT EVENTS

In the period between June 30, and August 10, 2016, the Company issued an additional 995,304 shares of its common stock. Of these previously authorized shares, 925,500 were issued to consultants and members of our Board of Directors in accordance with the terms of their consulting agreements, and 69,804 shares were issued as payment for legal fees.

On August 4, 2016, the Company filed a complaint in the District of Arizona (the “Complaint”) against William Clark, Justin Clark and Sean Tate as individuals, and Phasive, Inc., an Arizona corporation (collectively, the “Defendants”), containing 42 Claims for Relief for, among other claims, breach of contract, breach of fiduciary duty, unfair competition, misappropriation of trade secrets, and tortious interference.

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

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. The forward looking statements are made as of the date of this report and we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.

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

During the second quarter and July of 2016, the Company transitioned various members of its management team and Board of Directors.  Former Chairman and Chief Executive Offices, William Clark, resigned from both positions.  Michael Schwartz replaced William Clark as CEO, effective June 30, 2016. Mr. Schwartz brings many years of payments processing knowledge, as well as technical and operational experience, to the Company.  Francis Knuettel II replaced William Clark as Chairman and the Company added Brian Bates, another industry veteran, to the Board of Directors.

Mr. Bates has lead successful private and public payments companies through his more than 30 years of payment experience.  In July 2016, the Company hired John Hunnicutt as its Chief Financial Officer, replacing John Devlin, a member of the Board of Directors, who was serving in an interim capacity. Mr. Hunnicutt has more than 20 years’ experience in both public and venture backed payments companies. Litigation pending against Mr. Clark and others is addressed below.

As a result of an expanded growth strategy focused on delivery integrated payment services towards the smaller and medium businesses, the Company is working towards securing additional facilities to host a professional Inside Sales Team in Nashville, Tennessee.  Management believes the Company will be able to leverage existing talent from a technical and sales perspective as it looks to expand its physical footprint to a nationwide presence.  The expansion of the office facility will also enable opportunities in business development, financial, and strategic relationships as management executes its corporate objectives.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are expected to be derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and six months ended June 30, 2016, the Company generated $257,442 and $472,415 in revenues, respectively, from its payment and transactional platform. The cost of sales, which are comprised of equipment cost of goods sold, web hosting fees, merchant and interchange fees, and commissions paid, for the three and six months ended June 30, 2016 were $13,349 and $24,364, respectively.  This compares to revenues during the three and six months ended June 30, 2015 of $128,233 and $293,281, respectively, and cost of sales of $46,441 and $93,923, respectively.  Gross profit during the three and six months ended June 30, 2015 was $244,093 and $448,051, respectively. Gross profit during the three and six months ended June 30, 2015 was $81,792 and $199,358, respectively.

The period-over-period increase in revenues and gross profit is due to management’s decision to focus the majority of resources over the past months on platform integration and development at the expense of short-term revenue generation, realizing that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

Management also reviewed the profitability of our sub-merchant and reseller relationships, which resulted in the strategic cancellation of contracts that did not generate positive cash flow to the Company.  As part of the new management team’s early initiatives, they will continue to assess the marketability of various aspects of the product offerings and will integrate those aspects into its merchant services and transactional business strategy.  We expect to see increases in licensing and transactional revenue in future periods by bringing the full platform to market in a methodical and strategic manner.

As stated previously, we only recently changed our business direction by exiting the micro-merchant market in favor of traditional brick-and-mortar and ecommerce merchants. Under our MSP sponsorship, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to accurately forecast future revenue.

EBITDA

We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended June 30, 2016 and 2015 follows:

	For the Three Months Ended June 30,								Adjusted EBITDA Change
	2016			2015			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 257,442	$ -	$ 257,442	$ 128,233	$ -	$ 128,233	$ 129,209	#	$ 129,209	#
Cost of sales	13,349	-	13,349	46,441	-	46,441	(33,092)	-71%	(33,092)	-71%

Gross profit	244,093		244,093	81,792		81,792	162,301	#	162,301	#

Expenses
Depreciation and amortization	114,871	(114,871)	-	141,653	(141,653)	-	(26,782)	-19%	-	0%
Promotional and marketing	11,174	-	11,174	(1,048)	-	(1,048)	12,222	#	12,222	#
Consulting	149,212	(139,812)	9,400	76,287	(57,125)	19,162	72,925	96%	(9,762)	-51%
Salaries and wages (including equity compensation)	395,467	(179,698)	215,769	379,123	(130,475)	248,648	16,344	4%	(32,879)	-13%
Directors fees	40,905	(40,905)	-	37,500	(37,500)	-	3,405	9%	-	0%
Professional fees	99,636	(11,245)	88,391	91,178	-	91,178	8,458	9%	(2,787)	-3%
General and administrative	221,777	(36,550)	185,227	70,784	-	70,784	150,993	#	114,443	#
Loss on impairment of long-lived asset	43,657		43,657	-	-	-	43,657	0%	43,657	0%
Total operating expenses	1,076,699	(523,081)	553,618	795,477	(366,753)	428,724	281,222	35%	124,894	29%

Net Operating Loss / Adjusted EBITDA	$ (832,606)	$ 523,081	$ (309,525)	$ (713,685)	$ 366,753	$ (346,932)	$ (118,921)	17%	$ 37,407	11%

	For the Six Months Ended June 30,								Adjusted EBITDA Change
	2016			2015			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 472,415	$ -	$ 472,415	$ 293,281	$ -	$ 293,281	$ 179,134	61%	$ 179,134	61%
Cost of sales	24,364	-	24,364	93,923	-	93,923	(69,559)	-74%	(69,559)	-74%

Gross profit	448,051		448,051	199,358		199,358	248,693	#	248,693	#

Expenses
Depreciation and amortization	224,567	(224,567)	-	289,612	(289,612)	-	(65,045)	-22%	-	0%
Promotional and marketing	12,700	-	12,700	25,457	-	25,457	(12,757)	-50%	(12,757)	-50%
Consulting	280,174	(267,574)	12,600	160,580	(121,771)	38,809	119,594	74%	(26,209)	-68%
Salaries and wages (including equity compensation)	936,977	(566,206)	370,771	1,140,553	(616,682)	523,871	(203,576)	-18%	(153,100)	-29%
Directors fees	93,145	(93,145)	-	82,500	(82,500)	-	10,645	13%	-	0%
Professional fees	219,356	(21,452)	197,904	241,897	(11,000)	230,897	(22,541)	-9%	(32,993)	-14%
General and administrative	326,422	(48,100)	278,322	119,372	-	119,372	207,050	#	158,950	#
Loss on impairment of long-lived asset	43,657	-	43,657	-	-	-	43,657	0%	43,657	0%
Total operating expenses	2,136,998	(1,221,044)	915,954	2,059,971	(1,121,565)	938,406	77,027	4%	(22,452)	-2%

Net Operating Loss / Adjusted EBITDA	$ (1,688,947)	$ 1,221,044	$ (467,903)	$ (1,860,613)	$ 1,121,565	$ (739,048)	$ 171,666	-9%	$ 271,145	37%

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

For the three and six months ended June 30, 2016, we incurred operating expenses in the amount of $1,076,699 and $2,136,998, respectively, as compared to $795,477 and $2,059,971 for the three and six months ended June 30, 2015, respectively. The amounts for the three and six months ended June 30, 2016 are comprised of $114,871 and $224,567 in depreciation and amortization expense related to our intellectual property and fixed assets; $11,174 and $12,700, in promotional and marketing costs; $149,212 and $280,174 in consulting fees; $395,467 and $936,977 in salaries and wages; $40,905 and $93,145 in directors’ fees; $99,636 and $219,356 in professional fees; $221,777 and $326,422 in general and administrative expenses; and $43,657 as a loss on the impairment of long-lived assets in the second quarter of 2016.

Operating expenses have increased compared to the six months ended June 30, 2015. We have remained focused on controlling costs, while we continue to develop and grow our revenues, though we may continue to incur losses as we reevaluate or business model and the relation to our intangible assets.  We expect operating expenses to increase at a rate directly proportional to our growth.

As a result of an expanded growth strategy focused on delivery integrated payment services towards the smaller and medium businesses, the Company is working towards securing additional facilities to host a professional Inside Sales Team in Nashville, Tennessee.  Management believes the Company will be able to leverage existing talent from a technical and sales perspective as it looks to expand its physical footprint to a nationwide presence.  The expansion of the office facility will also enable opportunities in business development, financial, and strategic relationships as management executes its corporate objectives.

Interest Expense and Other Expense

During the three and six months ended June 30, 2016, we recognized interest expense of $17,072 and $17,662, respectively. This compares to $354 and $916 in interest expense for the three and six months ended June 30, 2015, respectively.  The increase in 2016 is mainly related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the second quarter of 2016.

During the three and six months ended June 30, 2016, we recognized interest expense – related parties of $6,024. This compares to $27 and $54 in interest expense – related parties for the three and six months ended June 30, 2015, respectively.  The increase in 2016 is related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the second quarter of 2016.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and six months ended June 30, 2016 was $868,723 and $1,837,762, respectively.  Net losses are attributable to our increase in G&A costs and the result of the HWW settlement agreement in the first quarter of 2015.

During the three and six months ended June 30, 2015, we incurred a net loss of $340,912 and $1,488,429 respectively, which was mainly attributable to our acquisition and development of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of our initial suite of payment products.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2016 was $577,357 compared to $870,695 of cash used in operations during the comparable period ended June 30, 2015.  The decrease in the use of cash for operating activities in 2016 is primarily the result of the Company managing cash more efficiently, including a reduction in payroll costs and professional fees.

During the six months ended June 30, 2016, net cash used in investing activities totaled $204,691, mainly for labor costs related to additional capitalized software development.  During the comparable six-month period ended June 30, 2015, net cash provided by investing activities totaled $541,259, of which of which $753,740 was realized in the sale of our PSI residual asset, offset by $212,481 of labor costs related to continuing software development.

During the six months ended June 30, 2016, net cash provided by financing activities totaled $702,300, comprised of $822,800 received from investors purchasing shares of our common stock, offset by $100,000 paid as part of the HWW settlement to repurchase outstanding warrants and $20,500 in repayments of notes and advances.  Also, a previous advance to the Company was converted to a note payable, and is now included in Notes payable – related party, net, on our balance sheet.  In comparison, during the six months ended June 30, 2015, financing activities provided $430,000, comprised of $175,000 received from investors for the purchase of shares of our common stock and $255,000 classified as an advance to the Company.

As of June 30, 2016, we had $81,478 of cash on hand, none of which is restricted.  Our management believes this amount may not be sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition and valuation of goodwill and other intangible assets.  There have been no significant changes to our critical accounting policies during the six months ended June 30, 2016 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 4, 2016, the Company filed a complaint in the District of Arizona (the “Complaint”) against William Clark, Justin Clark and Sean Tate as individuals, and Phasive, Inc., an Arizona corporation (collectively, the “Defendants”), containing 42 Claims for Relief for, among other claims, breach of contract, breach of fiduciary duty, unfair competition, misappropriation of trade secrets, and tortious interference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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

During the three months ended June 30, 2016, the Company:

•

authorized and issued 3,055,927 shares of its common stock for cash proceeds totaling $412,550.

•

authorized and issued 500,000 shares of its common stock to our former CEO as part of his transition agreement.  The shares were valued at $140,000.

•

authorized and issued 100,000 shares of its common stock with a value of $25,000 to a consultant for part of compensation for services.

•

authorized the issuance of 650,000 shares of common stock to members of our Board of Directors in accordance with the terms of their consulting and service agreements. The shares were valued at $174,380 and as of June 30, 2016, the shares were unissued.

•

authorized the issuance of 69,804 shares of common stock valued at $11,244 as payment for legal fees. These shares were unissued as of June 30, 2016.

•

authorized the issuance of 369,835 shares of common stock with a value of $87,678 to consultants and members of our Advisory Board as compensation for services.  286,500 of the shares were unissued as of June 30, 2016.

•

issued 975,937 previously authorized shares of common stock for legal fees, officer and director compensation and cash proceeds from investors.  The Form S-1 has an effective date of April 18, 2016. Of these, 733,335 shares with a value of $106,917 were registered under the Form S-1 filed with the SEC on April 6, 2016.  The balance of the shares issued had a value of $42,249.

We relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, inasmuch as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

We have never declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements and other factors considered relevant by our Board of Directors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
2.4	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
2.5	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
2.6	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (5)
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(1)
4.1	Specimen Common Stock Certificate of the Company (5)
10.1+	Executive Consulting Agreement dated June 12, 2016 between Spindle, Inc. and Michael J. Schwartz (6)
10.2+	Consulting Services Agreement by and between Spindle, Inc. and Glenn Bancroft (7)
10.3+	Consulting Services Agreement by and between Spindle, Inc. and Camden Capital, LLC (8)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

(4)

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by the registrant with the SEC on September 3, 2013.

(5)

Incorporated by reference to the Registration Statement on Form S-1 filed by the registrant with the SEC on February 3, 2015.

(6)

Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 9, 2016.

(7)

Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 16, 2016.

(8)

Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 16, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Michael J. Schwartz	Chief Executive Officer, Principal Executive Officer	August 15, 2016
Michael J. Schwartz

/s/ John Hunnicutt	Chief Financial Officer, Principal Financial Officer	August 15, 2016
John Hunnicutt