Form 10-Q
period 2016-09-30
SPINDLE, INC.
filed 2016-11-14
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2016: 70,049,989 shares of Common Stock.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 30, 2016.

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$15,779	$161,226
Accounts receivable, net	190,358	105,096
Prepaid expenses and deposits	141,191	1,789,547
Inventory	10,579	10,579
Total current assets	357,907	2,066,448

Other assets:
Property and equipment, net	16,570	16,921
Goodwill, net	3,296,228	4,636,212
Other intangible assets, net	1,063,058	1,422,750
Total other assets	4,375,856	6,075,883
TOTAL ASSETS	$4,733,763	$8,142,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$231,945	$342,201
Advances	-	190,000
Accrued liabilities - related party	164,750	14,437
Notes payable, net of unamortized discount	51,052	66,053
Total current liabilities	447,747	612,691
Long term note payable, net of unamortized discount	21,331	-
Long term note payable - related party, net of unamortized discount	78,404	-
Total liabilities	547,482	612,691
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 69,822,628 and 64,296,519 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	69,823	64,297
Common stock authorized and unissued, 342,214 and 696,853 shares as of September 30, 2016 and December 31, 2015, respectively	342	697
Additional paid-in capital	27,415,827	26,576,761
Accumulated deficit	(23,299,711)	(19,112,115)
Total stockholders’ equity	4,186,281	7,529,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,733,763	$8,142,331

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Revenue:
Sales income	$115,996	$133,591	$588,411	$426,872
Cost of sales	28,278	51,593	52,642	145,516

Gross profit	87,718	81,998	535,769	281,356

Expenses:
Depreciation and amortization	118,166	125,470	342,732	415,082
Promotional and marketing	5,776	5,493	18,476	30,949
Consulting	126,989	114,000	407,163	274,580
Salaries and wages (including share-based compensation)	263,836	246,683	1,200,813	1,387,235
Directors fees	28,610	41,100	121,755	123,600
Professional fees	146,618	46,583	365,974	288,480
General and administrative	203,691	50,189	530,114	169,562
Loss on impairment of long-lived assets	1,518,328	-	1,561,985	-
Total operating expenses	2,412,014	629,518	4,549,012	2,689,488

Net operating loss	(2,324,296)	(547,520)	(4,013,243)	(2,408,132)

Other income (expense):
Gain on sale of assets	-	(30)	-	373,124
Legal settlement	-	-	(115,000)	-
Other expense	(9)	(38,522)	(10,138)	(38,522)
Interest expense	(19,816)	(143)	(37,478)	(1,059)
Interest expense - related party	(5,713)	-	(11,737)	(54)
Total other income (expense)	(25,538)	(38,695)	(174,353)	333,489

Loss before income tax provision	(2,349,834)	(586,215)	(4,187,596)	(2,074,643)
Provision for income taxes	-	-	-	-

Net loss	$(2,349,834)	$(586,215)	$(4,187,596)	$(2,074,643)
Weighted average number of common shares outstanding - basic and diluted	69,045,301	50,941,747	66,468,158	45,768,336

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.06)	$(0.05)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Operating activities
Net loss	$(4,187,596)	$(2,074,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	175,402	375,771
Shares issued for services - related parties	347,320	20,250
Depreciation and amortization	342,732	414,599
Gain on sale of residual asset	-	(373,124)
Amortization of debt discount	32,438	-
Amortization of debt discount - related party	8,630	54
Options issued for services	393,908	1,021,484
Loss on impairment of long-lived assets	1,561,985	-
Loss related to bad debt	150,345	-
Loss on legal settlement	115,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(235,607)	51,919
Decrease (Increase) in prepaid expenses	102,523	17,213
Increase in inventory	-	(7,734)
Decrease in deposits and other assets	-	17,500
(Decrease) increase in accounts payable and accrued expenses	(110,255)	(285,676)
Increase in deferred revenue	-	3,291
Increase (decrease) in expenses - related party	257,312	(271,276)
Net cash used in operating activities	(1,045,863)	(1,090,372)

Investing activities
Purchase of property and equipment	(3,863)	-
Sale of fixed assets	-	753,710
Additions to capitalized software development	(200,828)	(296,699)
Net cash (used in) provided by investing activities	(204,691)	457,011

Financing activities
Return of subscriptions	(100,000)	-
Proceeds from (payments on) advances	-	460,000
Payments on notes payable	(30,000)	-
Repayment of advance from related party	(8,000)	-
Proceeds from the sale of common stock	1,243,107	175,000
Net cash provided by financing activities	1,105,107	635,000

Net increase (decrease) in cash	(145,447)	1,639
Cash - beginning	161,226	169,807
Cash - ending	$15,779	$171,446

See Note 13 - Supplemental Disclosure of Cash Flow Information

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim unaudited condensed financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim unaudited condensed financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Revenue recognition

Revenue is derived on a per transaction basis through the Company’s gateway and payments platform. The Company also earns revenue for services, account establishment fees and licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded an impairment to its goodwill for each of the years ended December 31, 2015 and 2014, and for the quarter ended September 30, 2016, as further discussed in Note 8.

Capitalized software development costs

We capitalize internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of the Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. We continually evaluate the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects we may abandon.  The Company recorded an impairment to its software development costs for the year ended December 31, 2015 and for the quarters ended June 30 and September 30, 2016.

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

•

A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount,

•

Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

•

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

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,725,846 shares and include 1,178,346 warrants and 1,547,500 options. Of the 2,725,846 potential common shares that could be issued upon the exercise of the warrants and options at September 30, 2016, 815,834 had not vested. See Note 12 for more information regarding our warrants and options.  The Company also has two notes payable that have conversion features.  Were the holders to exercise such features, an additional 1,977,778 shares could be issued based on the note balances at September 30, 2016.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our financial statements.

NOTE 3 - GOING CONCERN

Our condensed financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, we have incurred a net loss of ($2,349,834) and ($4,187,596) for the three and nine months ended September 30, 2016, respectively, and have an accumulated deficit of ($23,299,711).

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

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015

Due from customers and vendors	$31,108	$26,773
Due from sale of residual assets	--	75,374
Due from processing activity	234,250	2,949
Allowance for uncollectible accounts	(75,000)	--
Total accounts receivable, net	$190,358	$105,096

With the recent transition of management, the Company has undertaken various analyses with respect to the recorded balances and the underlying assets for the receivables and intangibles.  In the quarter ended September 30, 2016, management analyzed amounts recorded as receivable from processing activity and the likelihood of receiving the full amount due the Company.  Recent general interaction and the relationship with one of the processors has indicated that the full amount may not be collected and a reserve for $75,000 was established to reflect this.  The Company will continue to pursue payment.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015

Prepaid insurance	$9,625	$44,275
Prepaid license and trademark fees	--	1,610,000
Prepaid consulting fees	131,566	129,751
Other prepaid expenses	--	5,521
Total prepaid expenses and deposits	$141,191	$1,789,547

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015

Office furniture & equipment	$35,710	$31,847
Less: accumulated depreciation	(19,140)	(14,926)
Total property and equipment, net	$16,570	$16,921

During the three and nine months ended September 30, 2016, we recorded depreciation expense of $1,408 and $4,214, respectively, and during the three months and nine months ended September 30, 2015, we recorded depreciation expense of $1,306 and $3,919, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	SEPTEMBER 30,	ACCUMULATED	SEPTEMBER 30,
	2016 GROSS	AMORTIZATION	2016 NET

Capitalized software costs	$1,562,704	$(622,824)	$939,880
License agreements and contracts	75,000	(6,250)	68,750
Domain names	85,000	(30,572)	54,428
	$1,722,704	$(659,646)	$1,063,058

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2015 GROSS	AMORTIZATION	2015 NET

Capitalized software costs	$2,048,998	$(763,684)	$1,285,314
License agreements and contracts	75,000	--	75,000
Domain names	85,000	(22,564)	62,436
	$2,208,998	$(786,248)	$1,422,750

During the three months ended September 30, 2016, management reviewed the carrying amount of the assets and determined that because of changes in the focus of the Company’s current direction, certain software would not be used and no longer had value to the Company.  As a result of this analysis, the Company recorded an impairment loss in the amount of $597,656 for software development that had previously been capitalized, net of $419,312 of amortization related to the assets.   Our amortization expense for the three and nine months ended September 30, 2016 was $116,758 and $338,518, respectively.  Management will continue to review and analyze the carrying value of the intangible assets during the remainder of 2016.

During the year ended December 31, 2015, management reviewed the carrying amount of the assets and determined that due to changes in the focus of the Company’s current direction, certain costs that had been capitalized to software development would not be used and no longer had value to the Company.  As a result of this analysis, $542,771 in costs were recorded as an impairment loss, net of $287,831 of amortization related to the assets.

NOTE 8 - GOODWILL

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(2,679,970)	(1,339,986)
Total goodwill, net	$3,296,228	$4,636,212

In connection with the acquisition of certain liabilities and substantially all the assets of MeNetwork on March 20, 2013, we recorded related goodwill of $2,679,970. During our annual evaluations of goodwill, we determined that the carrying amount of goodwill related to MeNetwork was less than its fair value. As a result, the Company recorded an impairment loss of $669,993 for each of the years ended December 31, 2015 and December 31, 2014.  With the recent transition of management, the Company evaluated the MeNetwork goodwill during the quarter ended September 30, 2016, and determined this asset no longer has value to the Company.  Therefore, the asset was completely impaired during the third quarter of 2016 and an additional $1,339,984 was recorded to impairment expense.

In connection with the acquisition of Yowza!! in January 2014, we recorded related goodwill of $3,291,932. During our annual evaluations of goodwill, we determined that the fair value of goodwill exceeded its carrying amount and thus, no impairment charge has been recorded.  Management will complete its analysis in the fourth quarter of 2016 and depending on the results of such analysis, may have further impairment losses.

NOTE 9 - NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

On May 18, 2016, we converted a $182,000 payable to an investor and entered into a Convertible Promissory Note (“Note”) with an investor in the Company. The note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018.  The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the amount of the debt. This amount is amortized to interest expense over the term of the note. During the three and nine months ended September 30, 2016, interest expense related to amortization of the discount on the unpaid notes of $17,012 and $32,438, respectively, was recorded.  The balance of the unamortized discount at September 30, 2016 was $149,562.  During the three months ended September 30, 2016, the Company repaid $10,000 of the Note’s principal balance.  This Note is presented as a Long term note payable on our Condensed Balance Sheets.

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company whereby formalizing various advances previously received from the former director in the amount of $51,300 and allowing for future advances of up to $250,000. The Grid Note is non-interest bearing, unsecured and matured on December 15, 2014. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, we issued warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and was amortized to interest expense over the term of the Grid Note. During the three and nine months ended September 30, 2015, interest expense of $0 and $54 related to the discount on the unpaid note balance was recorded, respectively.  During the nine months ended September 30, 2016, the Company repaid $7,500 of the principal balance of the Grid Note.

NOTE 10 - LONG TERM NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

On March 25, 2016, we entered into an agreement with a 5% stockholder of the Company. This agreement is for a $100,000 promissory note, convertible to stock under certain circumstances.  The note bears an interest rate of 6% per annum and has a maturity date of March 25, 2018.  The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded.  This amount is amortized to interest expense - related party over the term of the note. During the three and nine months ended September 30, 2016, interest expense related to amortization of the discount on the unpaid note of $4,201 and $8,630 was recorded.  The balance of the unamortized discount at September 30, 2016 was $24,703.

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

During the three months ended September 30, 2016, the Company:

•

authorized and issued 3,113,385 shares of its common stock for cash proceeds totaling $420,307.

•

authorized the issuance of 99,861 shares of common stock valued at $16,573 as payment for legal fees. These shares were unissued as of September 30, 2016.

•

authorized the issuance of 133,500 shares of common stock with a value of $24,698 to consultants and members of our Advisory Board as compensation for services.  These shares were unissued as of September 30, 2016.

•

issued 995,304 previously authorized shares of common stock for legal fees, officer and director compensation and cash proceeds from investors.  The shares issued had a value of $260,312.

NOTE 12 - WARRANTS AND OPTIONS

In conjunction with the Stock Purchase Agreement in the quarter ended September 30, 2016 (“SPA”), the Company issued common stock purchase warrants.  These warrants entitle the holder to purchase additional shares of Spindle common stock at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement. The following is a summary of the status of the Company’s stock warrants as of September 30, 2016:

	Number of Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	250,000
Granted	350,000	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 31, 2015	600,000	$ 0.500	1.85
Exercisable at December 31, 2015	250,000	$ 0.500	1.47

Outstanding at December 31, 2015	600,000
Granted	778,346	--
Exercised	--	--
Forfeited/Cancelled	(200,000)	--
Outstanding at September 30, 2016	1,178,346	$ 0.259	3.25
Exercisable at September 30, 2016	1,078,346	$ 0.237	3.40

The following is a summary of the status of the status of the stock options that have been granted to employees and directors under the Company’s 2012 Stock Incentive Plan.

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	3,460,834
Granted	991,250	--
Exercised	--	--
Forfeited/Cancelled	(1,462,084)	--
Outstanding at December 31, 2015	2,990,000	$ 0.426	8.10
Exercisable at December 31, 2015	1,944,167	$ 0.561	7.03

Outstanding at December 31, 2015	2,990,000
Granted	--	--
Exercised	--	--
Forfeited/Cancelled	(1,442,500)	--
Outstanding at September 30, 2016	1,547,500	$ 0.389	7.35
Exercisable at September 30, 2016	831,666	$ 0.500	6.44

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Cash paid for interest	$1,147	$1,059
Cash paid for interest - related party	$--	$54
Cash paid for income taxes	$--	$--
Conversion of advances to notes payable	$182,000	$--
Conversion of advances to notes payable - related party	$100,000	$--
Shares issued for prepaid expenses	$70,000	$34,729
Shares issued for accounts payable	$--	$300,000
Shares returned for legal settlement	$(1,595,000)	$--

NOTE 14 - SUBSEQUENT EVENTS

In the period between September 30, and November 10, 2016, the Company issued an additional 227,361 shares of its common stock. Of these previously authorized shares, 127,500 were issued to consultants in accordance with the terms of their consulting agreements, and 99,861 shares were issued as payment for legal fees.

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

During the second quarter and July of 2016, the Company transitioned various members of its management team and Board of Directors.  Former Chairman and Chief Executive Officer, William Clark, resigned from both positions.  Michael Schwartz replaced William Clark as CEO, effective June 30, 2016. Mr. Schwartz brings many years of payments processing knowledge, as well as technical and operational experience, to the Company.  Francis Knuettel II replaced William Clark as Chairman and the Company added Brian Bates, another industry veteran, to the Board of Directors. Mr. Bates has lead successful private and public payments companies through his more than 30 years of payment experience.

In July 2016, the Company hired John Hunnicutt as its Chief Financial Officer, replacing John Devlin, a member of the Board of Directors, who was serving in an interim capacity. Mr. Hunnicutt has more than 20 years’ experience in both public and venture backed payments companies. Litigation pending against Mr. Clark and others is addressed below.

During the third quarter of 2016, the Company established an office for an internal sales team in Nashville, TN where it will grow that team and supporting operations in pursuit of a focused strategy to market merchant processing and related services to small and medium businesses primarily through associations and strategic partner relationships.  Additionally, the Company announced a focus on delivering platform services to various vertical markets, beginning with the amateur and recreational sports team and facility management markets.

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

Results of Operations

Revenues and Cost of Sales

During the three and nine months ended September 30, 2016, the Company generated $115,996 and $588,411 in revenues, respectively, from its payment and transactional platform. The cost of sales, which are comprised of equipment cost of goods sold, web hosting fees, merchant and interchange fees, and commissions paid, for the three and nine months ended September 30, 2016 were $28,278 and $52,642, respectively.  This compares to revenues during the three and nine months ended September 30, 2015 of $133,591 and $426,872, respectively, and cost of sales of $51,593 and $145,516, respectively.  Gross profit for the three and nine months ended September 30, 2016 was $87,718 and $535,769, respectively. Gross profit for the three and nine months ended September 30, 2015 was $81,998 and $281,356, respectively.

The period-over-period changes in revenues and gross profit is due to management’s decision to focus most of the Company’s resources over the past months on platform integration and development at the expense of short-term revenue generation, realizing that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

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

As stated previously, we only recently changed our business direction in favor of traditional brick-and-mortar and ecommerce merchants. Under our MSP sponsorship, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations, therefore, we are unable to accurately forecast future revenue.

EBITDA

We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended September 30, 2016 and 2015 follows:

	For the Three Months Ended September 30,								Adjusted EBITDA Change
	2016			2015			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 115,996	$ -	$ 115,996	$ 133,591	$ -	$ 133,591	$ (17,595)	-13%	$ (17,595)	-13%
Cost of sales	28,278	-	28,278	51,593	-	51,593	(23,315)	-45%	(23,315)	-45%

Gross profit	87,718		87,718	81,998		81,998	5,720	7%	5,720	#

Expenses
Depreciation and amortization	118,166	(118,166)	-	125,470	(125,470)	-	(7,304)	-6%	-	0%
Promotional and marketing	5,776	-	5,776	5,493	-	5,493	283	5%	283	5%
Consulting	126,989	(106,989)	20,000	114,000	(51,625)	62,375	12,989	11%	(42,375)	-68%
Salaries and wages (including equity compensation)	263,836	19,796	283,632	246,683	(29,612)	217,071	17,153	7%	66,561	31%
Directors fees	28,610	(28,610)	-	41,100	(41,100)	-	(12,490)	-30%	-	0%
Professional fees	146,618	(16,573)	130,045	46,583	-	46,583	100,035	#	83,462	#
General and administrative	203,691	(11,550)	192,141	50,189	-	50,189	153,502	#	141,952	#
Loss on impairment of long-lived asset	1,518,328		1,518,328	-	-	-	1,518,328	0%	1,518,328	0%
Total operating expenses	2,412,014	(262,092)	2,149,922	629,518	(247,807)	381,711	1,782,496	283%	1,768,211	463%

Net Operating Loss / Adjusted EBITDA	$(2,324,296)	$ 262,092	$(2,062,204)	$(547,520)	$ 247,807	$(299,713)	$(1,776,776)	#	$(1,762,491)	#

	For the Nine Months Ended September 30,								Adjusted EBITDA Change
	2016			2015			GAAP Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 588,411	$ -	$ 588,411	$ 426,872	$ -	$ 426,872	$ 161,539	38%	$ 161,539	38%
Cost of sales	52,642	-	52,642	145,516	-	145,516	(92,874)	-64%	(92,874)	-64%

Gross profit	535,769		535,769	281,356		281,356	254,413	90%	254,413	90%

Expenses
Depreciation and amortization	342,732	(342,732)	-	415,082	(415,082)	-	(72,350)	-17%	-	0%
Promotional and marketing	18,476	-	18,476	30,949	-	30,949	(12,473)	-40%	(12,473)	-40%
Consulting	407,163	(374,563)	32,600	274,580	(173,396)	101,184	132,583	48%	(68,584)	-68%
Salaries and wages (including equity compensation)	1,200,813	(546,410)	654,403	1,387,235	(646,294)	740,941	(186,422)	-13%	(86,538)	-12%
Directors fees	121,755	(121,755)	-	123,600	(123,600)	-	(1,845)	-1%	-	0%
Professional fees	365,974	(38,025)	327,949	288,480	(11,000)	277,480	77,494	27%	50,469	18%
General and administrative	530,114	(59,650)	470,464	169,562	-	169,562	360,552	#	300,902	#
Loss on impairment of long-lived asset	1,561,985	-	1,561,985	-	-	-	1,561,985	0%	1,561,985	0%
Total operating expenses	4,549,012	(1,483,135)	3,065,877	2,689,488	(1,369,372)	1,320,116	1,859,524	69%	1,745,761	#

Net Operating Loss / Adjusted EBITDA	$(4,013,243)	$ 1,483,135	$(2,530,108)	$(2,408,132)	$ 1,369,372	$(1,038,760)	$(1,605,111)	67%	$(1,491,348)	#

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

For the three and nine months ended September 30, 2016, we incurred operating expenses in the amount of $2,412,014 and $4,549,012, respectively, as compared to $629,518 and $2,689,488 for the three and nine months ended September 30, 2015, respectively. The amounts for the three and nine months ended September 30, 2016 are comprised of $118,166 and $342,732 in depreciation and amortization expense related to our intellectual property and fixed assets; $5,776 and $18,476, in promotional and marketing costs; $126,989 and $407,163 in consulting fees; $263,836 and $1,200,814 in salaries and wages; $28,610 and $121,755 in directors’ fees; $146,618 and $365,975 in professional fees; $203,690 and $530,113 in general and administrative expenses; and $1,518,328 and $1,561,985 as loss on the impairment of long-lived assets.  In regard to the impairment loss, Management completed an analysis of goodwill and software development costs related to the MeNetwork and adjusted these assets accordingly.  Management will continue to review and analyze all remaining material assets in the fourth quarter of 2016 to determine any future impairment issues or capitalized software adjustments.

Operating expenses have increased compared to the nine months ended September 30, 2015, mainly due to the increase in consulting and legal fees, along with impairment expense. We have remained focused on controlling costs, while we continue to develop and grow our revenues, though we may continue to incur losses as we reevaluate or business model and the relation to our intangible assets.  We expect operating expenses to increase at a rate directly proportional to our growth in the future.

Because of an expanded growth strategy focused on delivery of integrated payment services towards the smaller and medium businesses, the Company secured additional facilities to host a professional Inside Sales Team in Nashville, Tennessee.  Management believes the Company will be able to leverage existing talent from a technical and sales perspective as it looks to expand its physical footprint to a nationwide presence.  The expansion of the office facility will also enable opportunities in business development, financial, and strategic relationships as management executes its corporate objectives.

Interest Expense and Other Expense

During the three and nine months ended September 30, 2016, we recognized interest expense of $19,816 and $37,478, respectively. This compares to $143 and $1,059 in interest expense for the three and nine months ended September 30, 2015, respectively.  The increase in 2016 is mainly related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the second quarter of 2016.

During the three and six months ended September 30, 2016, we recognized interest expense - related parties of $5,713 and $11,737, respectively. This compares to $0 and $54 in interest expense - related parties for the three and six months ended September 30, 2015, respectively.  The increase in 2016 is related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the second quarter of 2016.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and nine months ended September 30, 2016 was $2,349,834 and $4,187,596, respectively.  Net losses are attributable to our increase in costs and the recognition of losses on impairment of long-lived assets.

During the three and nine months ended September 30, 2015, we incurred a net loss of $586,215 and $2,074,643, respectively, which was mainly attributable to our acquisition and development of Yowza!!, ongoing Payment Card Services (PCI) certifications and maintenance, extensive internal software development, and deployment of our initial suite of payment products.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2016 was $1,045,863 compared to $1,090,372 of cash used in operations during the comparable period ended September 30, 2015.  The decrease in the use of cash for operating activities in 2016 is primarily the result of the Company’s reduction in payroll costs.

During the nine months ended September 30, 2016, net cash used in investing activities totaled $204,691, mainly for labor costs related to additional capitalized software development.  During the comparable nine-month period ended September 30, 2015, net cash provided by investing activities totaled $457,011, of which of which $753,710 was realized in the sale of our PSI residual asset, offset by $296,699 of labor costs related to continuing software development.

During the nine months ended September 30, 2016, net cash provided by financing activities totaled $1,105,107, comprised of $1,243,107 received from investors purchasing shares of our common stock, offset by $100,000 paid as part of the HWW settlement to repurchase outstanding warrants and $38,000 in repayments of notes and advances.  Also, a previous advance to the Company was converted to a note payable, and is now included in Notes payable - related party, net, on our balance sheet.  In comparison, during the nine months ended September 30, 2015, financing activities provided $635,000, comprised of $175,000 received from investors for the purchase of shares of our common stock and $40,000 in advances received from related parties.

As of September 30, 2016, we had $15,779 of cash on hand, none of which is restricted.  Our management believes this amount will not be sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition and valuation of goodwill and other intangible assets.  There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2016 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2016, the Company:

•

authorized and issued 3,113,385 shares of its common stock for cash proceeds totaling $420,307.

•

authorized the issuance of 99,861 shares of common stock valued at $16,573 as payment for legal fees. These shares were unissued as of September 30, 2016.

•

authorized the issuance of 133,500 shares of common stock with a value of $24,698 to consultants and members of our Advisory Board as compensation for services.  These shares were unissued as of September 30, 2016.

•

issued 995,304 previously authorized shares of common stock for legal fees, officer and director compensation and cash proceeds from investors.  The shares issued had a value of $260,312.

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

(8)

Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 16, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Michael J. Schwartz	Chief Executive Officer, Principal Executive Officer	November 14, 2016
Michael J. Schwartz

/s/ John Hunnicutt	Chief Financial Officer, Principal Financial Officer	November 14, 2016
John Hunnicutt