Form 10-K
period 2016-12-31
SPINDLE, INC.
filed 2017-04-19
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-55151

SPINDLE, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8241820 (I.R.S. Employer Identification No.)

1201 S. Alma School Rd., Suite 12500

Mesa, Arizona 85210

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

Yes [  ]  No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, 65,719,939 shares, as of June 30, 2016, was $12,486,788 based on the closing price per share reported on such date.

As of April 7, 2017, the registrant has 75,925,199 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPINDLE, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward -looking statements.

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

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. These forward-looking statements are made as of the date of this report and we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.

PART I

Item 1. Business.

Company History

Spindle, Inc. is an innovator of merchant and consumer-facing commerce solutions focused on the Small and Medium-sized Business (“SMB”) market.  The Company was originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (“Spindle Mobile”), as described below, we generated minimal revenues from the golf-related business.

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

On October 23, 2015 (the “Closing Date”) the Company completed the acquisition of specific assets of Catalyst Business Development, Inc. (“Catalyst”) pursuant to an Asset Purchase Agreement, dated September 14, 2015, by and between the Company and Catalyst in exchange for 300,000 unregistered shares of the Company’s common stock issued to the holders of Catalyst stock.  The consideration amounted to $75,000 using a fair value of $0.25 per share at the Closing Date.  The assets acquired include a white-labeled license of the Merchant Partners solution and various assets related to branding, marketing and sales. We continue to operate the gateway under the Catalyst brand.

Because we are still growing our business, we have not earned enough revenue to support our operations and we are not profitable. To date, we have funded our operations through sales of our equity securities and loans from related parties. We cannot guarantee that we will ever be profitable.

Business Description

Spindle delivers a broad range of commerce solutions with the capability to serve merchants of all sizes.   The solutions include payment processing technology and equipment as well as integrated marketing programs. Spindle’s robust Catalyst platform enables us to deliver mission critical business functions such as payment processing in the US and abroad. Specifically, the functionality within Catalyst Gateway has the ability to manage transactions in more than 130 countries. Domestically, the Catalyst Gateway also has Eurocard-MasterCard-Visa (“EMV”) ready solutions and is fully PCI compliant. Our Catalyst digital marketing solutions link directly to payment processing scenarios enabled by our integrated components. We believe the services we provide to merchants are unique in the market, giving us distinct competitive advantages that have the potential to generate sustainable growth and profitability through enhancing consumer engagement for the merchants we serve, while driving transaction growth for merchants and Spindle alike.

Merchant Services

Spindle executed a Member Service Provider (“MSP”) agreement with Worldpay US, Inc. (“Worldpay”) and Citizen Bank, N.A. in 2016. Spindle is a registered Agent of Citizens Bank, N.A. Providence, RI.

In response to the widespread instances of fraud with consumer debit and credit cards, the card associations are actively promoting the move to the chip card infrastructure, also known as the EMV standard. The EMV standard helps reduce the instances of reproduced stolen credit cards by employing a secure interaction with the chip on the card. The card associations are driving the move to EMV by shifting the liability to merchants who accept a fraudulent card when the card was issued as an EMV card, but accepted as a mag strip transaction. It is anticipated that fraud will migrate to merchants who have not yet moved to EMV, thus increasing losses and risk for those merchants.

Integrated Payment Technology

Catalyst Gateway

Spindle acquired the Catalyst Gateway license as part of the asset acquisition from Catalyst Business Development, Inc. which was finalized on October 23, 2015. The Catalyst Gateway is a branded license of the Merchant Partners software. The gateway license was contracted for Spindle directly with WorldPay, the current domestic master license holder for the Merchant Partners gateway software. Spindle will continue to operate the gateway under the Catalyst brand delivering solutions to both direct merchants and reseller channels.

The diverse suite of commerce tools within the Catalyst Gateway delivers significant processing capabilities that were critical additions necessary to expand our service offering. The Catalyst Gateway is PCI certified through the Merchant Partners certification that applies to all resellers and private label gateways. The Catalyst Gateway has EMV-ready solutions, enabling merchants to comply with EMV standards.

The Catalyst Gateway offers the ability to board merchants with EMV compliant POS terminals from industry leading companies such as Ingenico, Verifone and others.  Our gateway also enables Virtual or Web-based terminals and e-commerce transactions through integrations with leading shopping cart providers such as Magento, WooCommerce and zencart, among several others. The Catalyst Gateway Application Program Interface (“API”) and Software Development Kit (“SDK”) tools offer developers various options to enable connectivity through the majority of the top programming languages. Additionally, we can provide developers with the ability to board merchants on traditional acquiring platforms as well as through PSP programs.

Market Conditions in the Payment Processing Industry

The payment processing industry will continue to evolve and experience new market entrants with new technology and security regulations.  As merchants and acquiring banks seek services to enhance their own offerings to consumers, EMV chip-based cards are required to be adopted in order to maintain current security standards.  As EMV becomes more widely adopted, the industry expects a redistribution of fraud to points left vulnerable, thus there will be a need for adapted security and fraud management services, information services, and support for omni-commerce environments. To meet this evolving need, we will provide solutions and training to our merchants in order to ensure best practices for security and compliance are adopted.

Competition

Merchant Services

The merchant services business is highly competitive.  Competitors range from the large acquiring banks like Bank of America Merchant Services, to Chase Paymentech, to smaller MSPs who specialize in specific verticals.  It is this structural attrition forced by new technology and compliance that affords Spindle market opportunity to acquire new merchants and deliver a new value proposition through delivering marketing solutions with integrated payment technology.  The most significant competitive factors in our segment are price, breadth of features and functionality, data security, system performance and reliability.

Payment processing services are becoming commoditized, driving MSPs, ISOs and payment processors to seek out new value added features and benefits to add to their platforms in order to not only attract, but also retain merchants.  While payment processing is a core strength, Spindle believes that the richly featured elements of our Catalyst Platform offer merchants unique services that will not only help grow their customer base, but also create the loyalty necessary to retain them.  This provides us with the ability to add more sales channel partners in the payments industry that do not have the ability to create or deliver the integrated marketing solutions we can provide.

Marketing Services

Spindle believes that few competitors are capable of delivering a similar complete offering to merchants as our Catalyst commerce solutions deliver.  With a focus on digital marketing, the direct response nature of digital offers will allow for better consumer segmentation, targeting, tracking of redemptions and automated attribution to specific promotional campaign spend that provides our merchants with a measurable ROI.  In addition, the speed and adaptability of digital marketing allows retailers to reach and influence consumers while they are shopping.  Digital marketing allows for quick edits and can modify the scale and scope of campaigns dynamically based on consumer interest and marketing budgets.  This compares favorably to traditional print advertising, which requires longer lead times and represents a more manual and expensive process due to print and physical distribution requirements

Our Growth Strategy

Sales and Marketing

During 2016, Spindle focused on shifting our marketing activities from servicing the “micro” merchant market using our PSP - as was our focus for several years - to driving sales growth through providing merchants of all sizes with our Catalyst Platform offering, which delivers SaaS solutions encompassing marketing and integrated commerce solutions.

Our key strategic initiatives focus on leveraging our own internal marketing and sales capabilities, along with distribution channels, in order to increase merchant conversions to our platform and transactional growth for our merchant customers, resulting in increased processing revenues.  We plan to:

•

Invest in and leverage our direct sales model to drive organic sales growth;

•

Broaden and deepen our distribution channels to grow our reseller and subsequent merchant client base;

•

Differentiate through value-added services that address evolving client demands and provide additional cross-selling opportunities, including marketing, fraud management, ease of connection and delivery, and support for omni-channel environments; and

•

Enter new market segments and expand sales capacity through strategic partnerships, acquisitions, and through bolstering our direct sales, marketing and service capabilities.

Spindle’s plan is to attract, market to, and retain its customers though the expansion of the Catalyst platform, as well as process payments for goods and services sold through it.  We will reach our merchants via direct sales and marketing and through our growing reseller channels.  Direct sales are generated using Spindle employees and contract labor, web traffic, and resellers to extend our reach into specialized markets leveraging the services of the Catalyst Gateway.  Our resellers fund the sales efforts and receive a wholesale buy rate or revenue share for their sales efforts and they  deliver bundled solutions to their customers.  Resellers will sell branded solutions to leverage the national brand identity and expand the reach of our Catalyst commerce solutions.  Spindle plans to create and grow a commerce ecosystem or marketplace where consumers and merchants are connected, and in some cases, connected in a way where the consumer audience is captive.

Spindle believes that it is not simply enough to provide an ecosystem where consumers and merchants are just connected.  Consumers must be driven to action and “transact”, or make a purchase.  Without a sale, there is no commerce.  With our Catalyst commerce solutions platforms, there are numerous ways to drive transactions and generate revenue.

•

The Catalyst digital marketing services engine will provide the ability to:

o

Market directly to consumers through a variety of digital mediums, including; digital video, social media, email, mobile, websites, SMS and MMS, kiosks, POS and terminal integrations:

o

Track consumer’s interests and understand the circumstances under which they make purchases: and

o

Use that information to create and deliver consumer-specific offers to sharply increase transaction probability and generate revenues for the Company.

•

Spindle also plans to create verticals that service specific markets;

o

Such verticals could be constructed in a way that the interests of the consumers and merchants are already aligned.

o

For example, a sports vertical platform where coaches can manage all aspects of a teams’ activities can be connected to sports-themed ecommerce companies that are on the platform.  Transactions can be driven by required purchases of uniforms and gear for each of the seasonal sports.

o

The Catalyst digital marketing services engine can also be used to drive impulse sales in vertical markets, also generating revenues for the Company.

Acquisitions

We plan to build new business growth through organic sales with the addition of merchants boarded on our Catalyst Platform.  We also look to increase our technical capabilities and revenue generation through accretive strategic acquisitions.  In 2015, Spindle acquired the Catalyst Gateway license, intellectual property and other assets from Catalyst Business Development, Inc. while adding talent to our management team.  We will continue to identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and market penetration.  Our acquisitions have generally been consummated through the issuance of our common stock.  We are targeting specific software solutions to increase our ability to market our solutions effectively and engage merchants and consumers alike in order to increase transactional growth.

Employees

We currently have five full-time employees, including executive management, client services and technical administration and implementation. We also have two contract employees engaged in channel sales and accounting.  We work with outside consultants at times and we have no labor union contracts.

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

Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Dodd-Frank Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction”.  We believe that, as a small issuer with less than $10 billion in assets, our payment service is exempt from this provision of the Dodd-Frank Act.  If at any time these regulations should change, there would be an impact on our business model due to the costs of compliance with such regulations.

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

The Company has an accumulated deficit of $28,193,972 and $19,112,115 as of December 31, 2016, and December 31, 2015, respectively.  The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.  These factors create a substantial doubt about our ability to continue as a going concern and our auditors have included a going concern qualification in their report on our audited financial statements.

If we are unable to obtain additional capital, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

The revenues we earn are not adequate to either sustain or expand our operations.  During the year ended December 31, 2016, we earned $589,000 in revenues, but our cost of sales and total expenses totaled $9,529,447 resulting in a net operating loss of $8,940,447.  We require additional working capital to support our business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

If we cannot keep pace with rapid developments, changes and consolidation occurring in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

The electronic payments market in which we operate is characterized by rapid technological change, new product and service introductions, including ecommerce services, mobile payment applications, and prepaid services, evolving industry standards, changing customer and consumer needs, the entrance of non-traditional competitors and periods of increased consolidation. To remain competitive in this rapidly evolving market, we are continually involved in several projects to develop new and innovative services. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of market acceptance of new or innovative services. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients. In addition, the new or innovated services we develop are designed to process very complex transactions and provide information on those transactions, all at very high volumes and processing speeds. Any failure to deliver reliable, effective and secure services that meet the expectations of our clients could result in increased costs and/or a loss in business and revenues that could reduce our earnings. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected.

The payment processing industry is highly competitive, and we compete with certain firms that are larger and that have greater financial resources. Such competition could adversely affect the transaction and other fees we receive from merchants, and thus, our margins, business, financial condition and results of operations.

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

We and certain of our associated participants process, sometimes store and/or transmit sensitive cardholder data, such as names, addresses, social security numbers, credit or debit card numbers, driver’s license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with Visa, MasterCard and other payment networks for our failure or the failure of our associated participants to protect this data in accordance with payment network requirements. The loss of merchant or cardholder data by us or our associated participants could result in significant fines and sanctions by the payment networks or governmental bodies. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, which would have a material adverse effect on our business, financial condition and results of operations. These concerns about security are increased when we transmit information over the Internet. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect. We subject to the threat of breaches of security by hackers. In such circumstances, our encryption of data and other protective measures may not prevent unauthorized access service disruption or system sabotage. Although we have not incurred losses or liabilities because of security breach attempts, we have experienced attempts to breach our system. Such an event could be material and harm our reputation, deter clients and potential clients from using our services, increase our operating expenses, expose us to uninsured losses or other liabilities, increase our risk of regulatory scrutiny, subject us to lawsuits, result in material penalties and fines under state and federal laws or by the payment networks, and adversely affect our continued payment network registration and financial institution sponsorship.

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software, data centers and telecommunications networks, as well as the systems of third parties, to provide services to our clients. Our systems and operations and those of our third-party providers, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, security breach, computer viruses, defects and development delays. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenues and clients, reputational harm, additional operating expenses to remediate the failures, fines imposed by payment networks and exposure to other losses or other liabilities.

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

The Visa, MasterCard and other payment network rules such as National Automated Clearinghouse (“NACHA”) require us to be sponsored by a member bank to process electronic payment transactions. Because we are not a bank, we are unable to directly access these payment networks. We are currently registered with the Visa, MasterCard and other payment networks through Citizens Bank N.A., and Florida Capital Bank for ACH. Our agreements give our sponsoring banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on our network partner Worldpay, and various other processors to provide clearing and settlement services for our merchant customers. Without these sponsorships or clearing services agreements, we would not be able to process Visa, MasterCard and other payment network transactions and our Merchant would not be able to submit transactions for settlement which would have a material adverse effect on our business, financial condition and results of operations.

Increased merchant, financial institution or referral partner attrition and decreased transaction volume could cause our revenues to decline.

We experience attrition and declines in merchant credit, debit or prepaid card processing volume resulting from several factors, including business closures, consolidations, loss of accounts to competitors, account closures that we initiate due to heightened credit risks, and reductions in our merchants' sales volumes. Our referral partners, many of which are not exclusive, such as ISVs, VARs, ISOs and trade associations are contributors to our revenue growth. If a referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner. We cannot predict the level of attrition and decreased transaction volume in the future and our revenues could decline because of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

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

We provide advertising content on our merchant services platform. Other companies provide similar information and may redistribute that content. Information or content from our platform, through website scraping, robots or other means, may be taken and published or aggregated with other information for the benefit of a third party or competitor. When third parties copy, publish or aggregate content from our platform, it makes them more competitive, and decreases the likelihood that consumers will visit our websites or use our mobile applications to search and discover the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner or at all and, even if we can identify these situations, we may not be able to prevent them and have not always been able to prevent them in the past. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

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

U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. Several bills have been proposed in the U.S. Congress in the past that contained provisions that would have regulated how companies can use cookies and other tracking technologies to collect and use information about consumers. Some of those bills also contained provisions that would have specifically regulated the collection and use of information, particularly geolocation information, from mobile devices. Failure to comply may harm our business and our operating results could be adversely affected.

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies, advertising blocking software and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer shopping behavior.

Customers of Catalyst Merchant Services may become increasingly resistant to the collection, use and sharing of information online, including information used to deliver advertising and to attribute credit to publishers such as us in performance marketing programs, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding online advertising or the use of cookies or other tracking technologies in general and our practices specifically could adversely impact our business.

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

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operations. The loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. Additionally, for us to successfully compete and grow, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues because of consumer spending patterns. Historically revenues in the payments industry are strongest in fourth quarter, and weakest in first quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events.

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

We initiated legal proceedings against William Clark and other former employees of the Company and we believe that extended litigation proceedings would be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

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

There is a risk that we may be unable to achieve the results we desire from such litigation, and we anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses, which would require us to devote our limited financial, managerial and other resources to support litigation that may be disproportionate to the anticipated recovery.

Risks Related to Ownership of Our Common Stock

Our stock price is highly volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Shares of our common stock have traded in the range of $0.20 on January 7, 2016 to a low of $0.08 on December 30, 2016. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, and other factors beyond our control. Factors affecting the trading price of our common stock include:

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

•

market conditions in our industry, the industries of our customers and the economy;

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

Our common stock has been listed on the OTCQB and the OTC Bulletin Board since September 17, 2013 under the symbol “SPDL” Beginning on September 17, 2016, our common shares were quoted on the OTC Pink marketplace due to a failure to timely pay certain exchange fees. Effective March 21, 2017, our common stock again became listed on the OTCQB.

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

As of April 7, 2017, we had 75,925,199 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 under the Securities Act of 1933.

Trading on the OTCQB and OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our stockholders to resell their shares.

Trading in shares quoted on the OTCQB and OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of shares of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB and OTC Bulletin Board are not stock exchanges, and trading of securities on the OTCQB and OTC Bulletin Board are often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE MKT. Accordingly, stockholders may have difficulty reselling shares of our common stock.

Our stock is a penny stock; trading of shares of our common stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our shares.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell shares of our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some brokerage customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy shares of our common stock, which may limit your ability to buy and sell shares of our common stock.

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

In addition, changing laws, regulations and standards relating to public disclosure and corporate governance are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, thus, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to our disclosures and to our governance practices. We have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention away from activities that generate revenue and help grow our business.

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

As a result of its internal control assessment, the Company determined there is a material weakness with respect to the financial reporting and closing process from lack of segregation of duties and evidence of control review.

The Company determined that there is a material weakness in its internal controls with respect to the financial reporting and closing process, resulting from a lack of segregation of duties and evidence of control review.  Since the Company has a limited number of employees, most of whom have no involvement in our financial controls and reporting, we are unable to sufficiently distribute reporting and accounting to tasks across enough individuals to ensure that the Company does not have a material weakness in its financial reporting system.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate office is located at 1201 S. Alma School Rd., Suite 12500, Mesa, Arizona 85210. Our corporate headquarters occupy approximately 2,800 square feet of leased office space for which we pay a rate of $4,727 per month.  The lease term is 38 months with an expiration date of April 30, 2020.

Management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”) which provided that the Company would join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. HWW was also to build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points.   On March 28, 2016, a settlement agreement was signed between the Company and HWW, terminating the LPO license agreement executed in May 2015.  Per the settlement agreement HWW returned 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee.  The LPO license agreement was terminated amicably and not due to default or breach by any party.

On August 4, 2016, the Company filed a complaint in the District of Arizona (the “Complaint”) against William Clark, Justin Clark and Sean Tate as individuals, and Phasive, Inc., an Arizona corporation (collectively, the “Defendants”), containing 42 Claims for Relief for, among other claims, breach of contract, breach of fiduciary duty, unfair competition, misappropriation of trade secrets, and tortious interference.  The Defendants have filed a counter-claim again the Company for breach of contract, tortious interference and other claims. There is a risk that we may be unable to achieve the results we desire from such litigation, and we anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses, which would require us to devote our limited financial, managerial and other resources to support litigation that may be disproportionate to the anticipated recovery.

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

Quarter Ended	High	Low
March 31, 2015	$0.74	$0.30
June 30, 2015	$0.39	$0.13
September 30, 2015	$0.49	$0.14
December 31, 2015	$0.27	$0.13
March 31, 2016	$0.20	$0.14
June 30, 2016	$0.30	$0.13
September 30, 2016	$0.20	$0.14
December 31, 2016	$0.20	$0.08

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

Holders

On April 8, 2017, Spindle, Inc. has 75,925,199 shares of $0.001 par value common stock issued and outstanding, held by approximately 318 holders of record.  The transfer agent for our common stock is Manhattan Transfer Registrar Company, Inc., 531 Cardens Court, Erie, CO  80516.  (www.mtrco.com)

Securities Authorized for Issuance under Equity Compensation Plans

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees and directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2016, options to purchase up to 1,547,500 shares of common stock have been granted of which 1,331,666 are vested.

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

On June 4, 2014, our Board of Directors approved the 2014 Consultants’ Compensation Plan (“Consultant’s Plan”) that governs equity awards to compensate certain consultants and advisors of the Company, including but not limited to attorneys for services rendered to the Company. Of the original 4,000,000 shares of common stock authorized, there are currently 2,044,270 shares currently reserved for issuance under the Consultant’s Plan. As of December 31, 2016, 1,955,730 shares of common stock have been issued.

The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all our existing equity compensation plans as of December 31, 2016.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise prices of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,547,500	$0.357	4,452,500

Equity compensation plans not approved by stockholders (1)	-	-	2,044,270

Total	1,547,500	$0.357	6,496,770

(1)  During 2016 and 2015 we issued 252,772 and 1,100,000 shares of common stock, respectively, to legal firms pursuant to the Company’s 2014 Consultants’ Compensation Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended December 31, 2016, the Company:

•

issued 798,436 shares of common stock with a value of $122,428 to consultants as payment of legal fees.  233,000 of these shares were unissued as of December 31, 2016.

•

issued 9,504,449 shares of common stock for cash proceeds totaling $1,283,107.

•

authorized 2,488,993 shares of common stock with a value of $422,472 to members of our Board of Directors, consultants and members of our advisory board as compensation for their services. 17,000 of these shares were unissued as of December 31, 2016. Of the total 2,488,993 shares, 592,593 shares of common stock with a value of $152,500 were issued to our former Chief Executive Officer as compensation for services and as part of his transition agreement.

•

authorized and issued 458,337 shares of common stock with a value of $93,959 to consultants for prepaid consulting services.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, since the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

Item 6. Selected Financial Data.

The registrant is a smaller reporting company and is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included in this report.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Spindle’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; the accuracy of our accounting procedures and other estimates; the Company’s future financial and operating results, cash needs and demand for services; and the Company’s ability to maintain its permits and licenses. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

Spindle, Inc. is an innovator of merchant and consumer-facing solutions for businesses of all sizes.    We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.” We were previously an online retailer of golf-related apparel, equipment and supplies, however, we generated minimal revenues from that line of business. With our acquisition of Spindle Mobile, Inc. in December 2011, we became a commerce-centric company with three primary customers: 1) individual consumers (buyers); 2) individual businesses (merchants or sellers); 3) third party resellers, such as advertising and content media companies, and merchant services providers and other resellers. We generate revenue under the Spindle product line through our Catalyst Gateway payment process. We believe that our secure payments process as well as our digital marketing programs will drive consumer transactions with our merchants, creating loyalty and recurring revenues for Spindle.

Spindle has grown its business through acquisitions in the past, and expects to add accretive technologies to expand in the future from time-to-time.  However, our main focus will be on deploying strategic initiatives to leverage our own internal marketing and sales capabilities, along with distribution channels, in order to increase merchant conversions to our platform and transactional growth for our merchants’ customers.

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

As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, we issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 shares were held in escrow for a period of one year from the MeNetwork Closing Date for the purposes of satisfying any indemnification claims. The escrow has been terminated and the shares of common stock have been released. In addition, upon the earlier of 180 days following the MeNetwork Closing Date or a change in control of Spindle, we agreed to issue an additional 750,000 shares of common stock to Ashton Craig Page; the director and Chief Operating Officer of MeNetwork and a former director of Spindle. On October 7, 2013, the 750,000 shares were issued to Mr. Page pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

On January 3, 2014 (the “Yowza Closing Date”), the Company acquired substantially all of the assets of Yowza International Inc. (renamed Y Dissolution, Inc.) (“Yowza!!) used in connection with its business of providing retail coupons through a mobile application (the “Yowza Assets”), and assumed certain liabilities of Yowza!! in an amount equal to $15,000 for consideration equal to (1) $500,000 in cash paid to Yowza!! and certain creditors and holders of outstanding promissory notes issued by Yowza!! and (2) an aggregate of 1,642,000 unregistered shares of our common stock (the “Aggregate Share Consideration”), issuable to the holders of Yowza!!’s outstanding capital stock. Ten percent of the Aggregate Share Consideration was issued to certain executive management members and advisors of Yowza!! in accordance with consulting or employment agreements and subject to certain vesting provisions. In addition, an aggregate of 197,052 shares of common stock (the “Indemnification Escrow”), representing approximately 12% of the Aggregate Share Consideration, was deposited in escrow for a period of one year from the Yowza Closing Date for the purpose of satisfying Yowza!!’s indemnification obligations under the Asset Purchase Agreement, and for any necessary accounts receivable adjustment after the Yowza Closing Date. The Yowza!! Indemnification Escrow was released on January 12, 2015 and the escrow was terminated.

Since th Company determined that the value of Yowza!! was impaired and had a subsequent change in strategy, on March 3, 2017, the Company sold all the assets associated with Yowza!! for $25,000 to iOT Broadband LLC, an LLC owned by Michael Kelly, a previously reported 5% shareholder of the Company’s common stock. The $25,000 consideration received from the sale of the Yowza!! is less than the carrying value of internal use software, domain name, and goodwill on the balance sheet as of December 31, 2016.  Because of the sale on March 3, 2017, the Company has impaired the value of the Yowza!! assets to $25,000, recording impairment for the remaining amount of carrying value effective December 31, 2016.

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

Because our operating expenses exceed our revenues, we have relied primarily on sales of our securities and loans from related parties to fund our operations. We will continue to require substantial funds to support our operations and carry out our business plan. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our channel partners. We may not be successful in raising additional funds as needed or if, successful we may not be able to raise funds on terms that are favorable to us. We cannot guarantee that we will ever be profitable. Thus, our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. Thus, we are unable to accurately forecast future revenue. Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.

Results of Operations

Comparison of Year Ended December 31, 2016 to the Year Ended December 31, 2015

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. During the year ended December 31, 2016, we generated a total of $589,000 in revenues and incurred $69,901 in cost of sales, which produced a gross profit of $519,099.  In the year ended December 31, 2015, we generated $521,037 in revenues and incurred $211,941 in cost of sales, which produced a gross profit of $309,096.

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

As stated previously, we only recently changed our business direction by exiting the micro-merchant market in favor of traditional brick-and-mortar and ecommerce merchants. Under our MSP sponsorship, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. Thus, we are unable to accurately forecast future revenue.

EBITDA

We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling U.S. GAAP amounts to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal years ended December 31, 2016 and 2015 follows:

	For the Years Ended December 31,
	2016			2015			GAAP Change		Adjusted EBITDA Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 589,000	$ -	$ 589,000	$ 521,037	$ -	$ 521,037	$ 67,963	13%	$ 67,963	13%
Cost of sales	69,901	-	69,901	211,941	-	211,941	(142,040)	-67%	(142,040)	-67%
Gross profit	658,901	-	658,901	732,978	-	732,978	(74,077)	-10%	(74,077)	-10%

Expenses
Depreciation and amortization	428,494	(428,494)	-	546,785	(546,785)	-	(118,291)	-22%	-	0%
Promotional and marketing	19,446	-	19,446	49,485	-	49,485	(30,039)	-61%	(30,039)	-61%
Consulting	506,146	(443,108)	63,038	436,529	(317,720)	118,809	69,617	16%	(55,771)	-47%
Salaries and wages (including equity compensation)	1,447,009	(555,656)	891,353	1,601,751	(611,830)	989,921	(154,742)	-10%	(98,568)	-10%
Directors fees	160,115	(160,115)	-	203,900	(203,900)	-	(43,785)	-21%	-	0%
Professional fees	455,139	(38,365)	416,774	374,021	(250,000)	124,021	81,118	22%	292,753	#
General and administrative	462,462	(71,296)	391,166	261,984	-	261,984	467,596	#	396,300	#
Bad debt expense	267,118	-	267,118	-	-	-	467,596	0%	396,300	0%
Impairment charge	5,713,617	(5,713,617)	-	924,933	(924,933)	-	4,788,684	#	-	0%
Total operating expenses	9,459,546	(7,410,651)	2,048,895	4,399,388	(2,855,168)	1,544,220	5,060,158	#	504,675	33%

Net Operating Loss / Adjusted EBITDA	$ (8,940,447)	$ 7,410,651	$ (1,529,796)	$ (4,090,292)	$ 2,855,168	$ (1,235,124)	$ (4,850,155)	#	$ (294,672)	24%

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

During the year ended December 31, 2016, operating expenses totaled $9,459,546.  Comparatively, in the year ended December 31, 2015, we incurred $4,399,388 in operating expenses.  Depreciation and amortization was $428,494 and $546,785 for the years ended December 31, 2016 and 2015, respectively.   General and administrative expenses were $462,462 in 2016 compared to $261,984 in 2015.  Consulting expenses increased to $506,146 in 2016 from $436,529 in 2015.

Salaries, wages, and benefits decreased to $1,447,009 for the year ended December 31, 2016 from $1,601,751 for the year ended December 31, 2015.  Director fees decreased to $160,115 for the year ended December 31, 2016 from $203,900 for the same period in 2015.  Promotional and marketing expenses decreased to $19,446 for the year ended December 31, 2016 from $49,485 for the same period in 2015 and professional fees increased to $455,139 for the year ended December 31, 2016 from $374,021 for the same period in 2015.

Interest Expense

During the twelve months ended December 31, 2016, we recognized interest expense of $61,119. This compares to $1,558 in interest expense for the twelve months ended December 31, 2015. The increase in 2016 is mainly related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the second quarter of 2016.

During the twelve months ended December 31, 2016, we recognized interest expense - related parties of $18,977. This compares to $55 in interest expense - related parties for the twelve months ended December 31, 2015.  The increase in 2016 is primarily related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the second quarter of 2016.

Other Expense

Net gain on the sale of assets in 2015 primarily relates to the PSI residual asset sale. To generate non-dilutive cash to increase operations, the Company chose to sell the PSI assets acquired in December of 2012. The month-to-month cash flow generated by the portfolio was not sufficient to cover expenses thus the sale of the portfolio and the resulting cash infusion was instrumental to sustaining operations. The acquisition was accretive and the portfolio was sold at a profit.  The gain on the PSI sale of $373,124 was offset by the $103,307 write-off of inventory assets as described more fully in Note 1.

The Company is required to annually test the goodwill balance for impairment by comparing the fair value of the reporting unit to the carrying amount of the reporting unit. The Company estimated the fair value of the goodwill associated with the MeNetwork acquisition and determined that the carrying value of the reported goodwill exceeded the fair value. Thus, the Company recognized a loss on the impairment of goodwill of $669,993 in the year ended December 31,2015, and recognized a loss of the remaining $1,339,984 MeNetwork goodwill in the year ended December 31, 2016.

The Company also estimated the fair value of the goodwill associated with the acquisition of the Yowza!! assets and determined that the carrying value of the reported goodwill exceed the fair value, which due to the Company’s change in strategic direction under new management, was zero.  We therefore recognized a loss on the impairment of goodwill of $3,296,228 in the year ended December 31,2016, related to the Yowza!! transaction.

The Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate. During the year ended December 31, 2016, management reviewed the carrying amount of the assets and determined because of changes in the focus of the Company’s current direction, certain costs that had been capitalized to software development would not be used, including those related to the Yowza!! platform, and had value to the Company of approximately $25,000.  Because of this analysis, $1,077,405 in capitalized software costs were recorded as an impairment loss.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the year ended December 31, 2016 was $9,081,857 compared to a net loss of $3,859,698 for the year ended December 31, 2015. The increase of the net loss in 2016 is primarily attributable to the recognition of losses on the impairment of goodwill and long-lived assets.

During the twelve months ended December 31, 2015, we incurred a net loss of $3,859,698, which was mainly attributable to our acquisition and development of Yowza!!, ongoing Payment Card Industry (PCI) certifications and maintenance, extensive internal software development, and deployment of our initial suite of payment products.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operating activities during the year ended December 31, 2016 was $1,121,000 compared to $360,530 for the year ended December 31, 2015.  The main reason for the increase is due to the increase in consulting and general and administrative expenses.

Cash used in investing activities was $204,691 during the year ended December 31, 2016.  Comparatively, cash generated in investing activities was $162,949 in the twelve months ended December 31, 2015, mainly related to the sale of fixed assets.

During the year ended December 31, 2016, net cash provided by financing activities totaled $1,168,107, which consisted of $1,283,107 received from investors purchasing shares of our common stock and $25,500 in advances and new notes payable, offset by $100,000 from the return of subscriptions and $42,500 in payments on our notes receivable and related party notes receivable.

During the year ended December 31, 2015, net cash provided by financing activities totaled $189,000, which consisted of $175,000 received from investors purchasing shares of our common stock and $20,000 from the release of restricted cash, offset by $6,000 in payments on our notes receivable.

As of December 31, 2016, we had $3,642 of cash on hand, none of which is restricted. Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months. We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with U.S. GAAP.  Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  Thus, they are subject to an inherent degree of uncertainty.  In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Please see Note 1 to our financial statements for a more complete description of our significant accounting policies.

Intangible assets

Management periodically reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the way the property is used, and the effects of obsolescence, demand, competition and other economic factors.

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

Revenue recognition

The Company recognizes revenue when all the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

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

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”.  (“ASC 505-50”) Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Recent Accounting Standards

See Note 1 “Organization of the Company and Significant Accounting Policies” to our financial statements included in this report for discussion of recently issued accounting standards.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures were ineffective because of limited resources and personnel resulting in a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2016.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various control procedures not regularly performed due to the lack of staff and resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets for the names and ages of our directors and executive officers:

Name	Age	Position
Jack A. Scott	63	Interim Chief Executive Officer, Chairman of the Nominating Committee and Director

John Devlin	72	Interim Chief Financial Officer, Treasurer, Chairman of the Audit Committee and Director

Francis Knuettel, II	50	Chairman of the Board of Directors

Glenn Bancroft	61	Secretary, Chairman of the Compensation Committee and Director

Habib Yunus	41	Director

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

Background of Executive Officers, Directors, Promoters and Control Persons

Dr. Jack Scott has served as a director since September 1, 2014 and as Chief Executive Officer since January 2017.  Dr. Scott has a diverse technical and business background spanning more than 35 years that includes applied research, consulting, sales and sales management, executive positions, and ownership of a group of five recycling and manufacturing businesses, including one joint venture, through a holding company, Canadus Technologies, LLC.  Dr. Scott is a founding member of Canadus Technologies, LLC since January 2001.  Prior to his experience with Canadus Technologies, LLC, from February 1997 to January 2000, Dr. Scott was President and CEO of Encycle, Inc., a $300 million recycling subsidiary, owned by Asarco, Inc., with more than 1,000 employees.  Prior to Encycle, Inc., Dr. Scott held various senior management positions with several other companies in the recycling and manufacturing industries.  Dr. Scott’s extensive business experience led us to conclude that he should serve as a director.

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

Habib Yunus has served as a director since February 1, 2017. Mr. Yunus is a Certified Public Accountant and has more than 15 years of experience in accounting, finance and investing.  Most recently, Mr. Yunus served as the Chief Financial Officer and Senior Vice President of Nasdaq listed Payment Data Systems, Inc. from March 03, 2015 to December 30, 2016. He successfully led the company’s uplisting from the OTC Market to NASDAQ while managing its public reporting requirements including SEC filings, corporate governance and forecasting.  Prior to joining Payment Data, he was the Managing Director and Founder of W Energy Advisory LLC since January 2013, focused on advising clients on energy investments, joint venture transactions, project management and market research in North America for Asian investors. Before founding W Energy Advisory, from September 2010 to January 2013, he was the Lead Project Manager for Toyota Tsusho America, Inc., where in 2012 he originated and negotiated a $602 million joint venture between Toyota Tsusho Corporation (Japan) and Encana Corporation. Prior to his position at Toyota Tsusho America, Inc., he served as the Head of Tax and Special Assistant to the Chief Financial Officer of Shinsei Bank Ltd. in Tokyo, Japan from July 2004 to June 2010.  Mr. Yunus holds a B.S. in Accounting and Masters of Accounting (Tax specialization) degrees from the University of Florida.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has an Audit Committee which has three members, Jack Scott, John Devlin, and Francis Knuettel II.  The main functions of the Audit Committee are to oversee our accounting and financial reporting processes, our internal systems of control, independent auditor relationships and the audits of our financial statements. The Board of Directors has determined Mr. Devlin to be an audit committee financial expert.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2016, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

John Devlin	1	1 transaction was not reported on a timely basis in connection with the acquisitions of shares of common stock on March 18, 2016.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our employees, officers, directors, and advisors. This Code of Business Conduct and Ethics (the “Code”) presents legal and ethical standards of conduct for directors, officers and employees of Spindle, Inc. This Code is intended to deter wrongdoing and to promote the conduct of all Company business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. The Code was filed as Exhibit 14.1 to a prior annual report on Form 10-K.

Item 11. Executive Compensation

The following summary compensation table indicates all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2016 and 2015 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compens ation ($)	Non- qualified Deferred Compens ation Earnings ($)	All Other Compens ation ($)	Total ($)
Jack Scott	2016	-	-	-	-	-	-	-	-
Chief Executive Officer

John Devlin*	2016	-	-	30,750(2)	-	-	-	-	30,750
Interim Chief Financial Officer	2015	-	-	60,750(2)	-	-	-	-	60,750

Michael Schwartz*	2016	60,000(3)	-	46,576(3)	-	-	-	-	106,576
Former President and Chief Executive Officer

William Clark*	2016	87,500(4)	-	13,000 (4)	-	-	-	-	100,500
Former President and Chief	2015	200,0005()	-	63,700 (5)	-	-	-	-	263,700
Executive Officer

John Hunnicutt*	2016	80,167	-	-	-	-	-	-	80,167
Former Chief Financial Officer

* Mr. Schwartz resigned from his position as Chief Executive Officer in January of 2017 and Mr. Clark resigned from his position as Chief Executive Officer in June of 2016.  Mr. Devlin was appointed interim Chief Financial Officer effective August 31, 2015 and continued in that role until June of 2016, when John Hunnicutt was appointed as CFO.  Mr. Hunnicutt resigned his position in January of 2017.

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

(2)

In relation to his role as Interim Chief Financial Officer, Mr. Devlin was awarded 30,000 shares of the Company’s common stock per month.  135,000 shares with a value of $60,750 were accrued at December 31, 2015.  These shares were issued to Mr. Devlin in March of 2016.  Mr. Devlin’s was awarded and issued 180,000 shares with a value of $30,750 for his service as Interim CFO in 2016.

(3)

Per his consulting agreement in relation to his role as Chief Executive Officer, Mr. Schwartz accrued $60,000 as salary and 280,500 shares of stock valued at $46,576.  At December 31, 2016, $30,000 and 127,500 shares were accrued.  Mr. Schwartz received the 127,500 shares in January of 2017 and the $30,000 payment has not yet been made.

(4)

In lieu of $12,500 of compensation, Mr. Clark was issued 92,593 shares of common stock which had an aggregate grant date fair value of $12,963.

(5)

In lieu of $59,373 of compensation, Mr. Clark was issued 439,800 shares of common stock which had an aggregate grant date fair value of $59,325.

Outstanding Equity Awards at December 31, 2015

The following table presents certain information concerning outstanding equity awards for our named executive officers at December 31, 2016. No options were exercised by our named executive officers during the last three fiscal years.

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date

Jack Scott	150,000(1)	-	0.13	Dec. 23, 2025

John Devlin	300,000(2) 150,000(3) 150,000(1)	- 50,000(3) -	0.50 0.50 0.13	Oct 29, 2022 Jan. 29, 2024 Dec. 23, 2025

(1)

The vesting of shares subject to this option occurred on the one-year anniversary of the grant, December 23, 2015.

(2)

The vesting of shares subject to this option occurred on the one-year anniversary of the grant, October 31, 2013.

(3)

The shares subject to this option vest annually over a three-year period beginning on January 31, 2014 in increments of 1/3rd per year.

2012 Stock Incentive Plan

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2016, 2,990,000 options to purchase common stock were granted under the Plan and 1,331,666 were fully vested.

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

The following table presents information with respect to 2016 director compensation, including employee directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jack Scott	30,000	-	-	-	-	-	30,000
John Devlin	30,000	-	-	-	-	-	30,000
Francis Knuettel II	30,000	44,800	-	-	-	-	74,800
Glenn Bancroft	30,000	-	-	-	-	-	30,000
Brian Bates	16,250	-	-	-	-	-	16,250
Habib Yunus	-	-	-	-	-	-	-

Total	136,250	44,800	-	-	-	-	181,050

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

The Company entered into a Consulting Services Agreement with Glenn Bancroft, effective as of May 1, 2013, until April 30, 2014 (the “Bancroft Agreement”). Pursuant to the Bancroft Agreement, Mr. Bancroft agreed to provide services relating to general management, personnel, executive development and coaching, sales team development and organizational behavior assistance. The Company agreed to pay Mr. Bancroft 100,000 shares in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Mr. Bancroft on July 31, 2014. The Bancroft Agreement was renewed for an additional twelve months on April 30, 2014 through April 30, 2015 for compensation of 100,000 shares, which were issued to Mr. Bancroft on June 18, 2015.  The consulting agreement with Mr. Bancroft was again renewed for an additional twelve months through April 30, 2016 under the same terms of the original agreement.

The Company entered into a Consulting Services Agreement with Dr. Jack Scott, effective as of July 1, 2015, until June 30, 2016 (the “Scott Agreement”). Pursuant to the Scott Agreement, Dr. Scott agreed to provide services relating to general business development analysis and support along with M&A analysis and support.  The Company agreed to pay Dr. Scott 350,000 unregistered shares of Company stock in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Dr. Scott on November 12, 2015.

The Company entered into a Consulting Services Agreement with John Devlin, effective as of August 17, 2015, until August 16, 2016 (the “Devlin Agreement”). Pursuant to the Devlin Agreement, Mr. Devlin agreed to provide services relating to the function as Interim Chief Financial Officer of the Company, providing financial oversight and directing the activities of the Public Auditors.  The Company agreed to pay Mr. Devlin 30,000 shares of unregistered shares of Company stock for each month of service as Interim CFO, with a six-month minimum, along with reimbursement of pre-approved travel expenses. On March 16, 2016, the 180,000 shares were issued to Mr. Devlin.

The Company entered into a Consulting Services Agreement with Tony VanBrackle, effective as of November 1, 2015, until October 31, 2016 (the “VanBrackle Agreement”). Pursuant to the VanBrackle Agreement, Mr. VanBrackle agreed to provide general consulting services relating to the development of a retail ISO program and direct sales structure, along with M&A analysis and support.  The Company agreed to pay Mr. VanBrackle 500,000 unregistered shares of Company stock in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Mr. VanBrackle on March 8, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

We have only one class of stock outstanding, our common stock. The following table presents certain information as of April 7, 2017, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all our directors and officers as a group, and (iii) each person known to us to own beneficially five percent or more of the outstanding shares of our common stock. As of April 7, 2017, there were 75,925,199 shares of common stock outstanding.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 7, 2017, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(2)
Jack Scott, Interim Chief Executive Officer and Director	7,280,186(3)	9.6%

John Devlin, Interim Chief Financial Officer, Treasurer, Chairman of the Audit Committee and Director	1,785,778(4)	2.4%

Francis Knuettel II, Chairman of the Board of Directors and Director	1,075,574(5)	1.4%

Glen Bancroft, Secretary, Chairman of the Compensation Committee and Director	1,912,779(6)	2.5%

Habib Yunus, Director	287,143(7)	*

All Directors and Officers as a group (5 persons)	12,341,460(8)	16.3%

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(2)

5% Beneficial Owners
Tony VanBrackle	8,973,385	11.8%
Michael Kelly	5,000,000	6.6%
William Clark	4,715,485	6.5%

*Represents a percentage under 1%.

(1)

The address for the officers and directors of the Company is c/o Spindle, Inc., 1201 S. Alma School Road, Suite 12500, Mesa, Arizona 85210.

(2)

As of April 7, 2017, there were 75,925,199 shares of our common stock issued and outstanding.  In determining the percentage of common stock beneficially owned by the selling stockholders as of April 7, 2017, (a) the numerator is the number of shares of common stock beneficially owned by a selling stockholder (including the shares that he has the right to acquire within 60 days of April 7, 2017), and (b) the denominator is the sum of (i) the 75,925,199 shares of common stock outstanding on April 7, 2017 and (ii) the number of shares of common stock which the selling stockholder has the right to acquire within 60 days of April 7, 2017.

(3)

Includes 7,034,186 shares of common stock owned of record by Dr. Scott, 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.13 per share that expire on December 23, 2025 and 96,000 warrant shares that Dr. Scott has the option to purchase at a price of $0.135 per share.

 (4)

Includes 1,185,778 shares of common stock owned of record by Mr. Devlin, 300,000 shares which represent the vested portion of a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 29, 2022, 100,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024 and 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.13 per share that expire on December 23, 2025.

(5)

 Includes 428,537 shares of common stock owned directly by Mr. Knuettel, 460,000 shares owned of record by entities of which Mr. Knuettel has control, 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.13 per share that expire on December 23, 2025, and 37,037 warrant shares that Mr. Knuettel has the option to purchase at a price of $0.135.

(6)

Includes 1,312,779 shares of common stock owned of record by Mr. Bancroft, 300,000 shares which represent the vested portion of a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 27, 2022, 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024, and 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.13 per share that expire on December 23, 2025.

(7)

Includes 287,143 shares of common stock.

(8)

Includes 10,248,4223 shares of common stock held by executive officers and directors, 460,000 shares of common stock owned by entities controlled by executive officers and directors, and 1,633,037 shares issuable upon exercise of stock options and warrants held by executive officers and directors.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following describes all transactions since January 1, 2016 through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2011, we issued a Revolving Credit Grid Note to Mr. Ide covering cash advances up to $60,000. The Note was subsequently amended in May 2012 to increase the principal amount of advances to $250,000. The note is non-interest bearing, unsecured and matured on December 15, 2014; however, as of the date of this report, such note has not been repaid. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $17,709 which was amortized to interest expense over the term of the note. As of December 31, 2016, the outstanding balance of this note is $48,553.

On December 23, 2015, we issued options for the purchase of 150,000 shares of common stock to William Clark, our former Chief Executive Officer and a director, and to Francis Knuettel II, Jack Scott, Glenn Bancroft and John Devlin, each of whom is a member of the Board of Directors, and to Tony VanBrackle, whom at the time was a member of the Board of Directors. The options vest 1/3 over each of three years, have a 10-year term and an exercise price of $0.13 per share. Messrs. Clark and VanBrackle’s options were cancelled as unvested shares upon their resignations from the Board of Directors.

On June 30, 2014, the Company issued a promissory note in the amount of $100,000 to William Clark, its former Chief Executive Officer, for amounts previously advanced to the Company for working capital. The note was non-interest bearing, unsecured and matured on June 30, 2015. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110 which recorded to interest expense on our statement of operations.  The note was repaid in full as of December 31, 2015.

Pursuant to Glen Bancroft’s 2014 consulting agreement, Mr. Bancroft was issued 100,000 shares of our common stock on June 18, 2015 for his services rendered.

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

Director Independence

Our board of directors has determined using the definition of “independent” in Rule 5605 of the Rules of the Nasdaq Stock Market, we have determined that Glenn Bancroft, Francis Knuettel II and Habib Yunus are independent.

Item 14. Principal Accounting Fees and Services

RBSM, LLP serves as our principal independent registered accounting firm.  The following table presents fees for professional accounting services rendered by our principal accountant for the audit of our annual financial statements for 2016 and 2015, and fees billed for other services rendered.

SERVICES	2016	2015

Audit fees	$40,000	$38,000
Audit-related fees (1)	3,000	1,500
Tax fees	1,500	9,000
All other fees	-	-
TOTAL	$44,500	$48,500

(1)

Audit related fees consist of fees related to services provided in relation to securities offerings and expert consents provided in connection with SEC filings.

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the principal independent registered public accounting firm. All 2016 and 2015 non-audit services listed above were pre-approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•

Report of Independent Registered Public Accounting Firm dated April 18, 2017;

•

Balance Sheets as of December 31, 2016, and December 31, 2015;

•

Statements of Operations for the Years Ended December 31, 2016 and, December 31, 2015;

•

Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016 and December 31, 2015;

•

Statements of Cash Flows for the Years Ended December 31, 2016 and December 31, 2015; and

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this, 19th day of April 2017.

SPINDLE, INC.

(Registrant)

Signature	Title	Date

/s/ Jack A. Scott	Interim Chief Executive Officer,	April 19, 2017
Jack A. Scott	Principal Executive Officer

/s/ John Devlin	Interim Chief Financial Officer,	April 19, 2017
John Devlin	Principal Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack A. Scott and John Devlin jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jack A. Scott Jack A. Scott	Interim Chief Executive Officer, Principal Executive Officer	April 19, 2017

/s/ John Devlin John Devlin	Interim Chief Financial Officer, Principal Financial Officer, Director	April 19, 2017

/s/ Francis Knuettel II Francis Knuettel II	Chairman of the Board of Directors, Director	April 19, 2017

/s/ Glenn Bancroft Glenn Bancroft	Director	April 19, 2017

/s/ Habib Yunus Habib Yunus	Director	April 19, 2017

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Specimen Common Stock Certificate of the Company (6)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
10.2	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.3**	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (6)
10.5+	Spindle, Inc. 2012 Stock Incentive Plan (1)
10.8+	Consulting Services Agreement by and between Spindle, Inc. and Glenn Bancroft (6)
10.9+	Spindle, Inc. 2014 Consultants’ Compensation Plan (7)
10.10+	Asset Purchase Agreement entered into on June 4, 2015 by and between Spindle, Inc. and C&H Financial Services, Inc. (5)
10.11+	Executive Consulting Agreement by and between Spindle, Inc. and Michael J. Schwartz (9)
10.12	Consulting Services Agreement by and between Spindle, Inc. and Camden Capital, LLC (10)
14.1	Code of Ethics(8)
21.1	List of subsidiaries of Spindle, Inc. (6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

(9)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on June 14, 2016.

(10)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on June 30, 2016.

The audited financial statements for the years ended December 31, 2016 and 2015 are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Spindle, Inc.

We have audited the accompanying balance sheets of Spindle, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Spindle Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spindle, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

Henderson, Nevada

April 19, 2017

Spindle, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$3,642	$161,226
Accounts receivable, net	82,913	105,096
Prepaid expenses and deposits	160,280	1,789,547
Inventory	-	10,579
Total current assets	246,835	2,066,448

Other assets:
Property and equipment, net	14,284	16,921
Goodwill, net	-	4,636,212
Other intangible assets, net	134,758	1,422,750
Total other assets	149,042	6,075,883
TOTAL ASSETS	$395,877	$8,142,331

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$396,237	$342,201
Advances	10,000	190,000
Accrued liabilities - related party	414,327	14,437
Notes payable	64,053	66,053
Total current liabilities	884,617	612,691
Convertible note payable, net of unamortized discount	38,526	-
Convertible note payable - related party, net of unamortized discount	79,498	-
Total liabilities	1,002,641	612,691
Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 70,596,285 and 64,296,519 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	70,596	64,297
Common stock authorized and unissued, 250,449 and 696,853 shares as of December 31, 2016 and December 31, 2015, respectively	250	697
Additional paid-in capital	27,516,362	26,576,761
Accumulated deficit	(28,193,972)	(19,112,115)
Total stockholders’ (deficit) equity	(606,764)	7,529,640
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$395,877	$8,142,331

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Operations

	Years Ended December 31,
	2016	2015

Revenue:
Sales income	$589,000	$521,037
Cost of sales	69,901	211,941

Gross profit	519,099	309,096

Expenses:
Depreciation and amortization	428,494	546,785
Promotional and marketing	19,446	49,485
Consulting	506,146	436,529
Salaries and wages (including share-based compensation)	1,447,009	1,601,751
Directors fees	160,115	203,900
Professional fees	455,139	374,021
General and administrative	462,462	261,984
Bad debt expense	267,118	-
Loss on impairment of goodwill	4,636,212	669,993
Loss on impairment of long-lived assets	1,077,405	254,940
Total operating expenses	9,459,546	4,399,388

Net operating loss	(8,940,447)	(4,090,292)

Other income (expense):
Gain on sale of assets	-	269,817
Legal settlement	(115,000)	-
Other income	63,824	-
Other expense	(10,138)	(37,610)
Interest expense	(61,119)	(1,558)
Interest expense - related party	(18,977)	(55)
Total other income (expense)	(141,410)	230,594

Loss before income tax provision	(9,081,857)	(3,859,698)
Provision for income taxes	-	-

Net loss	$(9,081,857)	$(3,859,698)
Weighted average number of common shares outstanding - basic and diluted	67,454,703	47,564,687

Net (loss) per share - basic and fully- diluted	$(0.13)	$(0.08)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Accumulated (Deficit)	Total

Balance, December 31, 2014	42,068,773	$42,069	$21,470,580	$108	($15,252,417)	$6,260,340
Shares issued for services	14,206,080	14,206	2,607,357	565	-	2,622,128
Shares issued for cash	350,000	350	174,650	-	-	175,000
Shares issued for compensation	371,666	372	68,894	24	-	69,290
Shares issued in HWW License agreement	7,000,000	7,000	1,603,000	-	-	1,610,000
Shares issued for Catalyst acquisition	300,000	300	74,700	-	-	75,000
Stock option amortization	-	-	577,580	-	-	577,580
Net loss	-	-	-	-	(3,859,698)	(3,859,698)
Balance, December 31, 2015	64,296,519	$64,297	$26,576,761	$697	($19,112,115)	$7,529,640
Shares issued for services	798,436	799	121,396	233	-	122,428
Shares issued for services - related party	2,488,993	2,238	420,914	(680)	-	422,472
Shares issued for cash	9,504,449	9,504	1,273,603	-	-	1,283,107
Shares for prepaid expenses	458,337	458	93,501	-	-	93,959
Amortization of discount on notes payable	-	-	215,333	-	-	215,333
Return of HWW shares	(6,700,000)	(6,700)	(1,588,300)	-	-	(1,595,000)
Stock option amortization	-	-	403,154	-	-	403,154
Net loss	-	-	-	-	(9,081,857)	(9,081,857)
Balance, December 31, 2016	70,846,734	$70,596	$27,516,362	$250	($28,193,972)	($606,764)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015

Operating activities
Net loss	$(9,081,857)	$(3,859,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	122,428	471,351
Shares issued for services - related party	422,476	200,663
Shares based compensation expense	403,154	577,579
Depreciation and amortization	428,494	546,785
Gain on sale of assets	-	(269,817)
Amortization of debt discount	53,526	-
Amortization of debt discount - related party	12,831	55
Goodwill impairment	4,636,212	669,993
Loss on impairment of long-lived assets	1,077,405	254,940
Gain on forgiveness of bad debt	(63,824)	-
Loss related to bad debt	267,118	-
Loss on legal settlement	115,000	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(244,935)	55,620
Decrease (Increase) in prepaid expenses	113,222	(88,737)
Increase in inventory	-	90,068
Increase in advances	-	(25,000)
Increase in accounts payable and accrued expenses	117,860	68,966
Increase in expenses - related party	499,890	946,702
Net cash used in operating activities	(1,121,000)	(360,530)

Investing activities
Purchase of property and equipment	(3,613)	-
Sale of fixed assets	-	678,366
Additions to capitalized software development	(201,078)	(515,417)
Net cash (used in) provided by investing activities	(204,691)	162,949

Financing activities
Return of subscriptions	(100,000)	-
Payments on notes payable	(32,500)	-
Repayment of advance from related party	(8,000)	(6,000)
Proceeds from advances and notes	25,500	-
Proceeds from restricted cash account	-	20,000
Proceeds from the sale of common stock	1,283,107	175,000
Net cash provided by financing activities	1,168,107	189,000

Net increase (decrease) in cash	(157,584)	(8,581)
Cash - beginning	161,226	169,807
Cash - ending	$3,642	$161,226

See Supplemental Disclosure of Cash Flow Information at Note 15.

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Notes to Financial Statements

NOTE 1 - ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Spindle, Inc. is an innovator of merchant and consumer-facing commerce solutions focused on the Small and Medium-sized Business (“SMB”) market. We were originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.” We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (“Spindle Mobile”), as described below, we generated minimal revenues from the golf-related business.

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

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc., a Delaware corporation (“MeNetwork”), used in connection with its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 were deposited in escrow with our transfer agent for the purposes of satisfying any indemnification claims.  The MeNetwork Indemnification Escrow was released pursuant to the MeNetwork Agreement. On October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a former director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

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

On October 23, 2015 (the “Closing Date”) the Company completed the acquisition of specific assets of Catalyst Business Development, Inc. (“Catalyst”) pursuant to an Asset Purchase Agreement, dated September 14, 2015, by and between the Company and Catalyst in exchange for 300,000 unregistered shares of the Company’s common stock issued to the holders of Catalyst stock.  The consideration amounted to $75,000 using a fair value of $0.25 per share at the Closing Date.  The assets acquired included a white-labeled license of the Merchant Partners solution and various assets related to branding, marketing and sales. Spindle will continue to operate the gateway under the Catalyst brand.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Revenue recognition

Revenue is derived on a per transaction basis through the Company’s gateway and payments platforms. The Company also earns revenue for services, account establishment fees and licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

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

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost or market on a FIFO basis. The Company records a write-down for inventories which have become obsolete or are more than anticipated demand or net realizable value. We periodically perform a detailed review of inventory that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If actual demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, additional inventory write-downs may be required.

In the fourth quarter of 2016, management’s review determined that the carrying value of inventory consisted of items that were obsolete or would never be used by the Company.  In this respect, equipment in inventory with a total cost of $10,579 was written off and a loss recorded to impairment expense.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  “ASC Topic 360-10-05” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded an impairment to its intellectual property for the year ended December 31, 2016 as further discussed in Note 6.

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired because of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company recorded impairment to its goodwill for each of the years ended December 31, 2016 and December 31, 2015 as further discussed in Note 8.

Capitalized software development costs

The Company capitalizes software development costs after establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the development of the Company’s software applications used to generate revenue from our customers. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. We continually evaluate the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects we may abandon.  The Company recorded an impairment to its software development costs for the years ended December 31, 2016 and December 31, 2015 of $1,059,099 and $254,940, respectively.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,830,920 shares, which includes 1,283,420 warrants and 1,547,500 options. Of the 2,830,920 potential common shares at December 31, 2016, 215,834 had not vested.  Potential common shares as of December 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 3,440,000 shares which includes 600,000 warrants and 2,840,000 options. Of the 2,840,000 potential common shares at December 31, 2015, 1,245,833 had not vested. See Note 12 for more information regarding our warrants and options. The Company also has two notes payable that have conversion features. Were the holders to exercise such features, an additional 31,000 shares could be issued based on the note balances at December 31, 2016.

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

Recent Accounting Standards

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this guidance on its financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2017 and we are currently evaluating the impact that the standard will have on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($9,081,857) and ($3,859,698) for the fiscal years ended December 31, 2016 and 2015, respectively and at December 31, 2016, has an accumulated deficit of ($28,193,972).

To continue as a going concern, the Company may need, among other things, additional capital resources. There are no assurances that without generating new revenue in 2017 that the Company will be successful without additional financing. Should revenues not grow sufficiently and the company will not be able to secure additional financing through the sale of it securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31,	December 31,
	2016	2015
Due from customers and vendors	$32,913	$26,773
Due from sale of residual assets	--	75,374
Due from processing activity	50,000	2,949
Total accounts receivable, net	$82,913	$105,096

With the recent transition of management, the Company has undertaken various analyses with respect to the recorded balances and the underlying assets for the receivables and intangibles. Management analyzed amounts recorded as receivable from processing activity and the likelihood of receiving the full amount due the Company. Recent general interaction and the relationship with one of the processors has indicated that the full amount may not be collected and $267,118 was recorded to bad debt expense in 2016. The Company continues to pursue payment of all remaining receivables.

NOTE 4 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	December 31,	December 31,
	2016	2015
Prepaid insurance	$46,489	$44,275
Prepaid license and trademark fees	--	1,610,000
Prepaid consulting fees	113,791	129,751
Other prepaid expenses	--	5,521
Total prepaid expenses and deposits	$160,280	$1,789,547

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”), which provided that, upon the terms and subject to the conditions set forth therein, the Company will join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable the delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. HWW was also to build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points. Consideration paid to HWW for the LPO was 3,000,000 unregistered shares of the Company's common stock, which was issued directly to HWW. Pursuant to the Agreement, the Company and HWW were to bundle their respective products to create a package that was to combine and co-brand the features of both parties' products (the “Bundled Package”). HWW was to promote the Bundled Package including the co-branded mobile application to 30 million consumers. The consideration paid to HWW for the Bundled Package (“Trademark”) was 4,000,000 unregistered shares of the Company's Common Stock which was issued directly to HWW. The $690,000 value of the LPO license and the $920,000 value of the Trademark were reported as prepaid expenses at December 31, 2015.  On March 28, 2016, a settlement agreement was signed between the Company and HWW, terminating the LPO license agreement executed in May 2015. The settlement agreement stipulated that HWW was to return 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee. An additional 200,000 shares and 200,000 warrant shares were returned by a party related to the HWW transaction at a cost of $100,000 to the Company. Spindle received these shares in April of 2016. The LPO license agreement was terminated amicably and not due to default or breach by any party.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	December 31,	December 31,
	2016	2015
Office furniture & equipment	$34,425	$31,847
Less: accumulated depreciation	(20,141)	(14,926)
Total fixed assets, net	$14,284	$16,921

During the years ended December 31, 2016 and December 31, 2015, we recorded depreciation expense of $5,600 and $5,225, respectively.

NOTE 6 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2016 GROSS	AMORTIZATION	2016 NET

Capitalized software costs	$25,000	$--	$25,000
License agreements and contracts	75,000	(10,000)	65,000
Domain names	75,000	(30,242)	44,758
	$175,000	$(40,242)	$134,758

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2015 GROSS	AMORTIZATION	2015 NET

Capitalized software costs	$2,048,998	$(763,684)	$1,285,314
License agreements and contracts	75,000	--	75,000
Domain names	85,000	(22,564)	62,436
	$2,208,998	$(786,248)	$1,422,750

During the year ended December 31, 2016, management reviewed the carrying amount of the assets and determined because of diversification in the Company’s business model due to its acquisitions, the license agreements previously recorded no longer yielded a net future cash flow. Because of this analysis, the Company recorded, to other expense, an impairment loss of $1,077,405 in accordance with ASC Topic 360.

During the year ended December 31, 2015, management reviewed the carrying amount of the assets and determined because of changes in the focus of the Company’s current direction, certain costs that had been capitalized to software development would not be used and no longer had value to the Company. As a result of this analysis, $542,771 which was mainly related to the Yowza!! transaction, was recorded as an impairment loss.

NOTE 7 - RESIDUAL CONTRACTS

During the year ended December 31, 2014, management reviewed the carrying amount of the residual income stream purchased from Parallel Solutions, Inc. (“PSI”) in 2012.  It was determined that because of diversification in the Company’s business model due to its acquisitions, that the previously estimated indefinite life of the asset be revised to reflect the Company’s future business development goals. The Company estimated a finite remaining useful life of forty-eight months and had recorded amortization expense of $147,324 as of December 31, 2014.

On June 4, 2015, the Company entered into an agreement to sell the PSI residual income stream for a purchase price of $753,740. As part of this transaction, $373,124 was recorded as a gain on sale of assets for the year ended December 31, 2015. As of December 31, 2015, the Company had received $678,366 of the purchase price and the balance of $78,323 was recorded as a receivable on the Company’s balance sheet.  The money was to be received by Spindle upon the satisfaction of certain conditions set forth in the agreement. In 2016, it was determined that Spindle would not be entitled to the remaining funds due to performance of the portfolio and other factors. The $75,374 was written off as a loss and is included in the $267,118 total bad debt expense recorded in 2016.

NOTE 8 - GOODWILL

	December 31,	December 31,
	2016	2015

Goodwill	$5,976,198	$5,976,198
Less: accumulated impairment loss	(5,976,198)	(1,339,986)
Total goodwill, net	$--	$4,636,212

In connection with the MeNetwork acquisition (as further described in Note 13) on March 20, 2013, the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork. The Company recorded goodwill related to this acquisition of $2,679,970. During its 2015 annual evaluation of goodwill, the Company determined that the carrying amount of goodwill related to MeNetwork, exceeded its fair value. Thus, the Company recorded an impairment loss, to other expense, of $669,993 during the year ended December 31, 2015. This charge reflects the impact of partially sun-setting assets acquired from MeNetwork in conjunction with its integration of Yowza!!  The Company again evaluated the carrying amount of goodwill in 2016. From this analysis based future cash flows and the value of the asset in relation to Company’s new business direction, the Company determined that the MeNetwork goodwill has no value and recorded an additional impairment loss of $1,339,984 to other expense for the year ended December 31, 2016.

In connection with the acquisition (as further described in Note 13) on January 3, 2014, the Company assumed certain liabilities and acquired substantially all the assets of Yowza!! The Company recorded goodwill related to this acquisition of $3,296,228. During its annual evaluations of goodwill for both 2015, the Company determined that the fair value of goodwill exceeded its carrying amount and thus no impairment charge was recorded.  During its annual evaluation of goodwill for 2016, the Company determined that due to the change in strategic direction, the carrying amount of goodwill had no value and an impairment charge for the full amount of $3,296,228 was recorded.

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

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

In December 2016, we entered into a $10,500 Bridge Note Agreement with one of our directors and a $5,000 Bridge Note Agreement with one of our investors. Both Bridge Notes are secured by the Company’s assets and include warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. At December 31, 2016, no payments had been made on these Bridge Loans, nor had the related warrants been exercised.

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company which formalized various advances previously received from the former director in the amount of $51,300 and allowed for future advances of up to $250,000. The Grid Note is non-interest bearing, unsecured and matured on December 15, 2014. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, we issued warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and was amortized to interest expense over the term of the Grid Note. During the twelve months ended December 31, 2015, interest expense of $54 related to the discount on the unpaid note balance was recorded, and in 2016, interest expense of $1,527 was recorded. During the years ended December 31, 2016, and December 31, 2015, the Company repaid $17,500 and $6,000 of the principal balance of the Grid Note, respectively.

During the year ended December 31, 2014, the Company recorded a $100,000 note payable to a director of the Company. The note was non-interest bearing and unsecured. The Company imputed interest at a rate of 2% per annum and recorded a discount in the amount of $110. This note was paid in full with shares of the Company’s common stock at December 31, 2015.

NOTE 10 - LONG TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

On March 25, 2016, we entered into an agreement with a 12% stockholder of the Company. This agreement is for a $100,000 promissory note, convertible to stock under certain circumstances. The note bears an interest rate of 6% per annum and has a maturity date of March 25, 2018. The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the twelve months ended December 31, 2016, interest expense of $6,145 and interest expense related to amortization of the discount on the unpaid note of $12,831 was recorded. The balance of the unamortized discount at December 31, 2016 was $20,502.

On May 18, 2016, we converted a $182,000 payable to an investor and entered into a Convertible Promissory Note (“Note”) with an investor in the Company. The note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018. The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the amount of the debt. This amount is amortized to interest expense over the term of the note. During the twelve months ended December 31, 2016, interest expense of $6,423 and interest expense related to amortization of the discount on the unpaid notes of $53,526 was recorded. The balance of the unamortized discount at December 31, 2016 was $128,474. During the twelve months ended December 31, 2016, the Company repaid $15,000 of the Note’s principal balance. This Note is presented as a Long term note payable on our Balance Sheets.

NOTE 11 - STOCKHOLDERS’ (DEFICIT) EQUITY

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the year ended December 31, 2016, the Company:

•

issued 798,436 shares of common stock with a value of $122,428 to consultants as payment of legal fees.  233,000 of these shares were unissued as of December 31, 2016.

•

issued 9,504,449 shares of common stock for cash proceeds totaling $1,283,107.

•

authorized 2,488,993 shares of common stock with a value of $422,472 to members of our Board of Directors, consultants and members of our advisory board as compensation for their services. 17,000 of these shares were unissued as of December 31, 2016.  The total numbers include 592,593 shares of common stock issued with a value of $152,500 to our former Chief Executive Officer as compensation for services and as part of his transition agreement.

•

authorized and issued 458,337 shares of common stock with a value of $93,959 to consultants for prepaid consulting services.

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

We also recorded amortization of discounts on notes payable of $215,333 to additional paid-in capital.

During the year ended December 31, 2015, the Company:

•

authorized the issuance of 7,000,000 shares of common stock valued at $1,610,000 for the purchase of a license agreement with HWW as described in Note 7.

•

authorized 14,206,080 shares of its common stock with a fair value of $2,622,128 to consultants, directors and other parties for services and as repayment of advances to the Company.  As of December 31, 2015, 565,000 of these shares were unissued.

•

authorized the issuance of 350,000 shares of its common stock for cash proceeds totaling $175,000.

•

authorized the issuance of 300,000 shares of its common stock valued at $75,000 for the Catalyst Acquisition.

•

authorized the issuance of 371,666 shares of common stock valued at $69,290 to employees for compensation and bonuses.

NOTE 12 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

Options

During 2015, the Company granted 91,250 options to employees to purchase shares of common stock at an exercise price of $0.50 per share, with grant date fair values of $0.18 to $0.35. The options vest ratably on an annual basis over three years, and expire ten years from grant date. In 2015, 1,462,084 of these shares were cancelled.  Also in 2015, options for the purchase of 900,000 shares were granted to directors of the Company at an exercise price of $0.13 per share, with grant date fair values of $0.13. These options vest in full one year from grant date, have a ten-year expiration, and were granted outside of the Company’s 2012 Stock Plan.  No options to purchase shares of Spindle common stock were granted during 2016.

The following is a summary of the status of the Company’s stock options as of December 31, 2016 and 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	3,460,834	--
Granted	991,250	--
Exercised	--	--
Forfeited/Cancelled	(1,462,084)	--
Outstanding at December 31, 2015	2,990,000	$ 0.426	8.10
Exercisable at December 31, 2015	1,944,167	$ 0.561	7.03

Outstanding at December 31, 2015	2,990,000
Granted	--	--
Exercised	--	--
Forfeited/Cancelled	(1,442,500)	--
Outstanding at December 31, 2016	1,547,500	$ 0.357	7.56
Exercisable at December 31, 2016	1,331,666	$ 0.345	7.44

The estimated fair values of options granted during 2016, 2015 and 2014 were calculated using the following assumptions:

	2016	2015	2014
Dividend yield	--	0.00%	0.00%
Expected volatility	--	94.42% to 188.60%	76.71% to 86.26%
Risk free interest rate	--	1.43% to 1.74%	1.49% to 1.78%
Expected term, in years	--	6.0	6.0

Warrants

On March 11, 2015, the Board of Directors approved a private placement offering (the “Offering”) comprised of a unit (the “Unit”). Each Unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of the Company’s common stock. During the twelve months ended December 31, 2015, the Company sold 350,000 units under this offering.

In conjunction with the Stock Purchase Agreements in the third and fourth quarters of the year ended December 31, 2016 (“SPA”), the Company issued common stock purchase warrants. These warrants entitle the holder to purchase additional shares of Spindle common stock at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement.

In conjunction with the Bridge Loan Agreements in December of 2016, the Company granted common stock purchase warrants that entitle the holder to purchase additional shares of Spindle at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement.

The following is a summary of the status of the Company’s stock warrants as of December 31, 2016:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	250,000
Granted	350,000	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 31, 2015	600,000	$ 0.500	1.85
Exercisable at December 31, 2015	250,000	$ 0.500	1.47

Outstanding at December 31, 2015	600,000
Granted	883,420	--
Exercised	--	--
Forfeited/Cancelled	(200,000)	--
Outstanding at December 31, 2016	1,283,420	$ 0.249	2.99
Exercisable at December 31, 2016	1,183,420	$ 0.228	3.12

NOTE 13 - BUSINESS ACQUISITIONS

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
$3,491,228

The fair value of our 1,642,000 shares issued in connection with the Yowza!! Transaction was determined to be $1.83, which was the fair value of the shares on the closing date of the acquisition.

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

NOTE 14 - INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates currently in effect.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,618,625, which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted or the following items:

	For the periods ended December 31,
	2016	2015
Book loss for the year	$(9,081,857)	$(3,859,698)
Adjustments:
Amortization	--	33,638
Impairment charges	5,713,617	1,212,763
Non-deductible stock compensation	555,656	1,249,590
Tax loss for the year	$(2,807,702)	$(1,363,707)
Net operating loss carryforward	13,245,511	11,881,804
Cumulative net operating loss carryforward	16,053,213	13,245,511
Estimated effective tax rate	35%	35%
Deferred tax asset	$5,618,625	$4,635,929

Details for the last two periods follow:

	For the period ended December 31,
	2016	2015

Deferred tax asset	$5,618,625	$4,635,929
Valuation allowance	(5,618,625)	(4,635,929)
Current taxes payable	--	--
Income tax expense	$--	$--

The Company has net operating loss carryforwards for tax purposes of approximately $16,053,213 that begins to expire in the year 2027. The estimated corporate federal net operating loss (NOL) is presented below:

Year	Amount
2016	16,053,213
2015	13,245,511

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Years ended December 31,
	2016	2015
Cash paid during the year for:
Interest	$ 1,112	$ 1,557
Income taxes	--	--

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

We lease office facilities under two operating lease agreements. We are obligated to make payments under one of the lease agreements for a property we no longer occupy, and are pursuing options to reduce this commitment.  Approximate future minimum lease payments for non-cancellable operating leases as of December 31, 2016, are as follows (in thousands):

Years ended December 31,
Total
2017	$131,018
2018	152,905
2019	157,117
2020	46,052
2021	--
Thereafter	--
$487,093

Rent expense was $72,699 and $70,290 in 2016 and 2015, respectively, and is included within general and administrative expense on our statements of operations.

Legal proceedings

On May 26, 2015, the Company entered into a loyalty agreement with Help Worldwide, Inc. (“HWW”) which provided that the Company would join the HWW network and become a licensed Loyalty Program Operator (“LPO”) to enable delivery of a Yowza!! Points program for consumers and merchants in the Yowza!! program. HWW was also to build a Yowza!! branded Rewards Mall for the redemption of Yowza!! Points. On March 28, 2016, a settlement agreement was signed between the Company and HWW, terminating the LPO license agreement executed in May 2015.  Per the settlement agreement HWW returned 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee.  The LPO license agreement was terminated amicably and not due to default or breach by any party.

On August 4, 2016, the Company filed a complaint in the District of Arizona (the “Complaint”) against William Clark, Justin Clark and Sean Tate as individuals, and Phasive, Inc., an Arizona corporation (collectively, the “Defendants”), containing 42 Claims for Relief for, among other claims, breach of contract, breach of fiduciary duty, unfair competition, misappropriation of trade secrets, and tortious interference.  The Defendants have filed a counter-claim again the Company for breach of contract, tortious interference and other claims. There is a risk that we may be unable to achieve the results we desire from such litigation, and we anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses, which would require us to devote our limited financial, managerial and other resources to support litigation that may be disproportionate to the anticipated recovery.

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

NOTE 17 - SUBSEQUENT EVENTS

From January 1, 2017 to the date of this report, the Company issued a total of 1,707,500 shares of unregistered stock to the members of our board of directors as compensation for 2016 board fees, 127,500 previously accrued shares were issued to our former interim CEO in accordance with terms of his consulting agreement and 2,096 previously accrued shares were issued as payment for legal fees incurred in 2016.  We also issued 40,407 unregistered shares were issued to our former CFO as a part of his termination agreement, 167,120 shares were issued to employees for compensation and we issued 397,148 shares for cash proceeds. There were also 387,143 shares issued for consulting agreements and 2,500,000 shares were issued for the sale of Spindle assets.

Yowza!! Sale

Because of change in management in January 2017 and subsequent change in strategy, on March 3, 2017, the Company sold all the assets associated with Yowza!! for $25,000.  The assets were sold to iOT Broadband LLC, an LLC owned by Michael Kelly, a previously reported 5% shareholder of the Company’s common stock. On January 3, 2014, the Company had acquired substantially all the assets of Yowza International Inc. and assumed certain liabilities of Yowza!! for cash and stock consideration.  In the subsequent periods the Company also allocated development resources to the enhancement of the Yowza!! product and capitalized expenses as internal use software.

The $25,000 consideration received on March 3, 2017 is less than the carrying value of internal use software, domain name, and goodwill on the balance sheet as of December 31, 2016.  Because of the sale on March 3, 2017, the Company has impaired the value of the Yowza!! assets to $25,000, recording impairment for the remaining amount of carrying value effective December 31, 2016.