Form 10-Q
period 2017-03-31
SPINDLE, INC.
filed 2017-05-22
CIK 1403802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-55151

SPINDLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8241820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 S. Alma School Road, Suite 12500 Mesa, AZ	85210
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

Common shares outstanding as of May 22, 2017:  75,925,199.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  While these statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on April 19, 2017.

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31,
	(unaudited)	2016
ASSETS
Current assets:
Cash	$45,738	$3,642
Accounts receivable, net	100,011	82,913
Prepaid expenses and deposits	139,111	160,280
Total current assets	284,860	246,835

Other assets:
Property and equipment, net	12,940	14,284
Other intangible assets, net	103,589	134,758
Total other assets	116,529	149,042
TOTAL ASSETS	$401,389	$395,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$408,733	$396,237
Advances	146,500	10,000
Accrued liabilities - related party	346,034	414,327
Notes payable	48,552	38,526
Convertible note payable, net of unamortized discount	95,973	79,498
Convertible note payable - related party, net of unamortized discount	83,607	64,053
Total liabilities	1,129,399	1,002,641

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 75,457,394 and 70,596,285 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	75,456	70,596
Common stock authorized and unissued, 763,830 and 250,449 shares as of March 31,2017 and December 31, 2016, respectively	764	250
Additional paid-in capital	28,237,833	27,516,362
Accumulated deficit	(29,042,063)	(28,193,972)
Total stockholders’ deficit	(728,010)	(606,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$401,389	$395,877

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Sales income	$32,222	$214,973
Cost of sales	16,494	11,014

Gross profit	15,728	203,959

Expenses:
Depreciation and amortization	7,513	109,696
Promotional and marketing	6,933	1,526
Consulting	56,234	130,962
Salaries and wages (including share-based compensation)	189,953	541,510
Directors fees	37,500	52,240
Professional fees	104,467	119,720
General and administrative	99,686	104,645
Total operating expenses	502,286	1,060,299

Net operating loss	(486,558)	(856,340)

Other income (expense):
Loss on sale of intangible assets	(181,900)	-
Legal settlement	-	(115,000)
Other income	33	2,892
Interest expense	(74,077)	(590)
Interest expense - related party	(105,589)	-
Total other income (expense)	(361,533)	(112,698)

Loss before income tax provision	(848,091)	(969,038)
Provision for income taxes	-	-

Net loss	$(848,091)	$(969,038)
Weighted average number of common shares outstanding - basic and diluted	74,220,895	65,968,433

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(848,091)	$(969,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	9,584	74,375
Shares issued for services - related party	53,271	32,940
Share based compensation expense - options	23,710	-
Depreciation and amortization	7,513	109,696
Loss on sale of intangible assets	181,900	-
Amortization of debt discount	40,789	-
Amortization of debt discount - related party	104,109	-
Options issued for services	-	374,008
Loss on legal settlement	-	115,000

Changes in operating assets and liabilities:
Increase in accounts receivable	(17,098)	(159,083)
Decrease in prepaid expenses	21,169	59,245
Increase in accounts payable and accrued expenses	43,243	(71,188)
Increase in expenses - related party	42,507	367,394
Net cash used in operating activities	(337,394)	(66,651)

Investing activities
Purchase of property and equipment	-	(3,863)
Sale of intangible assets	25,000	-
Additions to capitalized software development	-	(100,639)
Net cash provided by (used in) investing activities	25,000	(104,502)

Financing activities
Return of subscriptions	-	(100,000)
Proceeds from advances	150,000	-
Payments on advances	(1,500)	(4,000)
Proceeds from advances - related parties	25,000	-
Payments on advances - related party	(2,000)	-
Proceeds from notes payable	46,000	-
Proceeds from notes payable - related parties	100,000	-
Payments on notes payable - related parties	(10,500)	(3,000)
Proceeds from the sale of common stock	47,490	410,250
Net cash provided by financing activities	354,490	303,250

Net increase (decrease) in cash	42,096	132,097
Cash - beginning	3,642	161,226
Cash - ending	$45,738	$293,323

See Supplemental Disclosure of Cash Flow Information at Note 13.

See accompanying notes to these unaudited condensed financial, statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded no impairment to goodwill during the three months ended March 31, 2017 and March 31, 2016.  Goodwill was fully impaired at December 31, 2016.

Capitalized software development costs

The Company capitalizes internal software development costs after establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the development of the Company’s software applications used to generate revenue from our customers.  Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs, if any, and charges to operations amounts that are deemed unrecoverable for projects it abandons.  The Company did not  impair any software development expenses during the three months ended March 31, 2017 and March 31, 2016.  Capitalized software development costs were zero at December 31, 2016.

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

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Notes 8 and 9). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2017 that have been excluded from the computation of diluted net loss per share amounted to 3,862,920 shares and include 1,625,420 warrants and 2,237,500 options. At March 31, 2017, 905,834 of the 2,237,500 potential common shares that could be issued upon the exercise of the options had not vested, and 100,000 of the 1,625,420 common shares that could be issued upon the exercise of the warrants had not vested.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

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

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of ($848,091) for the three months ended March 31, 2017, and at March 31, 2017, the accumulated deficit was ($29,042,063).

To continue as a going concern, the Company may need, among other things, additional capital resources.  There are no assurances that without generating new revenue during 2017 that the Company will be successful without additional financing.  Should revenues not grow sufficiently and should the Company be unable to secure additional financing through the sale of its securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	MARCH 31,	DECEMBER 31,
	2017	2016
Due from customers and vendors	$32,902	$32,913
Due from processing activity	67,109	50,000
Total accounts receivable, net	$100,011	$82,913

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	MARCH 31,	DECEMBER 31,
	2017	2016
Prepaid insurance	$34,361	$46,489
Prepaid consulting fees	95,079	113,791
Other prepaid expenses	432	--
Deposits	9,239	--
Total prepaid expenses and deposits	$139,111	$160,280

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	MARCH 31,	DECEMBER 31,
	2017	2016
Office furniture & equipment	$34,425	$34,425
Less: accumulated depreciation	(21,485)	(20,141)
Total property and equipment, net	$12,940	$14,284

During the three months ended March 31, 2017 and 2016, the Company recorded depreciation expense of $1,344 and $1,327, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	MARCH 31,	ACCUMULATED	MARCH 31,
	2017 GROSS	AMORTIZATION	2017 NET
License agreements and contracts	$ 75,000	$ (13,750)	$ 61,250
Domain names	75,000	(32,661)	42,339
	$ 150,000	$ (46,411)	$ 103,589

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2016 GROSS	AMORTIZATION	2016 NET
Capitalized software costs	$ 25,000	$ --	$ 25,000
License agreements and contracts	75,000	(10,000)	65,000
Domain names	75,000	(30,242)	44,758
	$ 175,000	$ (40,242)	$ 134,758

During the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $6,169 and $108,369, respectively.

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

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

In December 2016, we entered into a $10,500 Bridge Note Agreement with one of our directors and a $5,000 Bridge Note Agreement with one of our investors. Both Bridge Notes are secured by the Company’s assets and include warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to these transactions is $1,627. During the three months ended March 31, 2017, interest expense related to the warrants and the beneficial conversion factor totaled $1,627. At March 31, 2017, the $10,500 Bridge Note was paid in full, and no payments had been made on the $5,000 Bridge Loan. The holder of the $5,000 Bridge Note, which was due 45 days from the date of the note, waived the 45-day term. No warrants related to either of the Bridge Loans have been exercised.

During the three months ended March 31, 2017, we entered into three Bridge Note Agreements totaling $46,000 with one of our investors. These three Bridge Notes are interest free, are secured by the Company’s assets, are convertible to shares of the Company’s restricted stock at $0.10 per share and have maturity dates of April 30, 2017.  The Bridge Notes also include warrants to purchase two shares of the Company’s common stock, at a price of $0.135, for each dollar loaned to Spindle. The total discount attributable to these transactions is $32,716.  During the three months ended March 31, 2017, interest expense related to the warrants and the beneficial conversion factor totaled $18,574.  At March 31, 2017, no payments were made on these Bridge Loans nor have the related warrants been exercised.

On May 18, 2016, we converted a $182,000 payable to an investor in the Company and entered into a Convertible Promissory Note (“Note”) with that investor. The Note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018. The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the amount of the debt. This amount is amortized to interest expense over the term of the note. During the three months ended March 31, 2017, interest expense of $2,471 and interest expense related to amortization of the discount on the unpaid notes of $20,589 was recorded.  The balance of the unamortized discount at March 31, 2017, was $107,845. During the three months ended March 31, 2017, the Company made no payments to the Note’s principal balance. At March 31, 2017 the balance of the Note was $162,000 and is presented as a note payable on our Condensed Balance Sheets.

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company which formalized various advances previously received from the former director in the amount of $51,300 and allowing for future advances of up to $250,000. The Grid Note was non-interest bearing, unsecured and matured on December 15, 2014. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, we issued warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The original discount attributable to the Grid Note totaled $28,349 and was previously amortized to interest expense over the original term of the Grid Note. During the three months ended March 31, 2017 and March 31, 2016, the Company repaid $0 and $3,000 of the principal balance of the Grid Note, respectively. For the three months ended March 31, 2017,  interest expense related to the beneficial conversion factor totaled $1,626. At March 31, 2017, the balance of the Grid Note was $48,552.

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

On March 3, 2017, we entered into a $100,000 Bridge Note Agreement with a 7% stockholder of the Company. The Bridge Note was secured by the Company’s assets, was convertible to shares of the Company’s restricted stock at $0.10 per share and included warrants to purchase two shares of the Company’s common stock, at a price of $0.15, for each dollar loaned to Spindle. This Bridge Note had no stated maturity date.  The total discount attributable to this transaction was $100,000.  The Bridge Note was converted to Spindle stock on March 3, 2017, and interest expense related to the warrants and the beneficial conversion factor totaling $100,000 was recorded.  At March 31, 2017, the warrants related to the Bridge Loan had not been exercised.

On March 25, 2016, we entered into an agreement with a 12% stockholder of the Company. This agreement is for a $100,000 promissory note, convertible to stock under certain circumstances. The note bears an interest rate of 6% per annum and has a maturity date of March 25, 2018. The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the three months ended March 31, 2017, interest expense of $1,479 and interest expense related to amortization of the discount on the unpaid note of $4,110 was recorded. The balance of the unamortized discount at March 31, 2017 was $16,393.

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001. There are no shares issued or outstanding as of March 31, 2017

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001. During the three months ended March 31, 2017, the Company:

•

Authorized the issuance of 397,148 shares of common stock for cash proceeds totaling $47,490. 100,000 of these shares were unissued at March 31, 2017.

•

Issued 164,500 shares of previously authorized common stock that was unissued at December 31, 2016.

•

Authorized the issuance of 1,870,000 shares of common stock valued at $187,000 as an incentive to purchase Company intangible assets and for related advances from third parties. At March 31, 2017, 370,000 of these shares were unissued.

•

Authorized the issuance of 1,000,000 shares of common stock to as repayment of debt thru the conversion of a $100,000 note payable.

•

Authorized the issuance of 96,000 shares of common stock to third-party consultants as payment for their services.  The estimated fair value of these shares totaled $11,300. At March 31, 2017,  20,834 of these shares were unissued.

•

Authorized the issuance of 2,011,508 shares of common stock to Company directors and employees for their services. The estimated fair value of these shares totaled $217,817. At March 31, 2017, 187,000 of these shares were unissued.

NOTE 11 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

Options:

During the three months ended March 31, 2017, the Company granted 690,000 options to employees and consultants to purchase shares of common stock at an exercise price of $0.23 per share, with grant date fair values of $0.05. The options vest ratably on an annual basis over three years, and expire ten years from grant date.

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	2,990,000	$ 0.426	8.10
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(1,442,500)	-	-
Outstanding at December 31, 2016	1,547,500	$ 0.357	7.56
Exercisable at December 31, 2016	1,431,666	$ 0.345	7.44

Outstanding at December 31, 2016	1,547,500	$ 0.357	7.56
Granted	690,000	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding at March 31, 2017	2,237,500	$ 0.287	8.07
Exercisable at March 31, 2017	1,431,667	$ 0.345	7.19

Warrants:

In conjunction with the sale of Spindle intangible assets, during the three months ended March 31, 2017, the Company granted common stock purchase warrants that entitle the buyer to purchase 50,000 additional shares of Spindle common stock at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement.

In conjunction with the Stock Purchase Agreements in three months ended March 31, 2017 (“SPA”), the Company granted common stock purchase warrants that entitle the holders to purchase 200,000 additional shares of Spindle common stock at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement.

In conjunction with the Bridge Loan Agreements in the three months ended March 31, 2017, the Company granted common stock purchase warrants that entitle the holder to purchase 92,000 additional shares of Spindle at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement.

The following is a summary of the status of the Company’s stock warrants as of March 31, 2017:

	Number of Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	600,000	$ 0.500	1.47
Granted	883,420	-	-
Exercised	-	-	-
Forfeited/Cancelled	(200,000)	-	-
Outstanding at December 31, 2016	1,283,420	$ 0.249	2.99
Exercisable at December 31, 2016	1,183,420	$ 0.228	3.12

Outstanding at December 31, 2016	1,283,420	$0.249
Granted	342,000	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding at March 31, 2017	1,625,420	$ 0.225	2.78
Exercisable at March 31, 2017	1,525,420	$ 0.207	2.90

NOTE 12 - SUBSEQUENT EVENTS

On April 5, 2017, the Company issued 363,805 shares of restricted common stock that were previously approved but unissued.  The Company also issued 104,000 shares with a value of approximately $24,000 in relation to a third-party consulting agreement.

On April 19, 2017, the Company announced that it has finalized an agreement to acquire specific digital marketing software assets from CoverCake, Inc., specifically, CoverCake's intelligent algorithms for data mining and consumer engagement. CoverCake's software is expected to enhance both the sophistication and proprietary strengths of Spindle's CATALYST Platform. CoverCake's software capabilities include intelligent content aggregation; data mining on various social media data feed platforms, and a robust Content Management System (CMS) backend that will be a significant enhancement to the CATALYST CRM. CoverCake has been utilized in the past by enterprise level merchants as well as television and radio broadcast organizations. The purchase price will be 300,000 shares of Spindle unregistered common stock valued at $43,500 along with launch and revenue based payments as certain performance targets are met.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$818	$590
Cash paid for income taxes	$--	$--
Debt converted into common stock	$100,000	$--
Cash advances converted to common stock	$12,000	$--
Shares issued for services	$200,365	$--
Shares returned for legal settlement	$--	$(1,595,000)
Beneficial conversion feature on convertible notes	$100,000	--

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, “believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. The forward- looking statements are made as of the date of this report and we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.

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

Spindle has grown its business through acquisitions in the past, and expects to add accretive technologies to expand in the future from time-to-time. However, our main focus is now on deploying strategic initiatives to leverage our own internal marketing and sales capabilities, along with distribution channels, to increase merchant conversions to our platform and transactional growth for our merchants’ customers.

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

On January 3, 2017, Michael Schwartz informed the board of directors (the “Board”) of the Company that he would resign from his position as Interim Chief Executive Officer (“CEO”), for personal reasons, effective immediately. Mr. Schwartz’s decision to resign did not result from any disagreement with the Company, the Company’s management or the Board. Mr. Schwartz had served as Interim CEO since June 13, 2016.

On January 5, 2017, the Board appointed Dr. Jack Scott (“Dr. Scott”) as Interim CEO effective immediately. The Board agreed to pay Dr. Scott one million (1,000,000) shares of the Company’s restricted common stock which shall vest ratably over the course of the next twelve months. Dr. Scott has served as a director of the Company since September 1, 2014.

On January 17, 2017, John Hunnicutt and the Company mutually agreed to end Mr. Hunnicutt’s service as the Company’s Chief Financial Officer (“CFO”), effective as of January 17, 2017.  Mr. Hunnicutt’s resignation was not due to any dispute with the Company.  Also on January 17, 2017, John Devlin, a member of the board of directors and former CFO of the Company, was appointed by the board to the position of Interim Chief Financial Officer.

On February 14, 2017, the Company sold a patent license revenue stream pursuant to a License Agreement with goEmerchant, LLC (“goEmerchant”). The patents which were the subject of the revenue stream expired on or about February 5, 2016. On February 20, 2017, goEmerchant contacted the Company asking for repayment of $54,784.43 (the “Repayment Amount”). The Company disputes the amount owed and believes there are additional payment obligations owed from goEmerchant to the Company which more than offsets the Repayment Amount.  The Company intends to enforce all its rights under the License Agreement and collect any obligations owed to it.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three months ended March 31, 2017, we generated $32,222 in revenues and incurred $16,494 in cost of sales, which produced a gross profit or $15,728.  This compares to revenues during the three months ended March 31, 2016 of $214,973 and cost of sales of $11,014, which produced a gross profit of $203,959.

The period-over-period decrease in revenues and gross profit is due to management’s decision to focus most resources over the past few months on platform integration and development at the expense of short-term revenue generation, realizing that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

Management also reviewed the profitability of our sub-merchant and reseller relationships, which resulted in the strategic cancellation of contracts that did not generate positive cash flow to the Company.  Management believes that the full technology platform has now reached the stage where the Company can begin to sell its solutions to the market in the second quarter of 2017, and do so more aggressively in the third quarter of 2017 and beyond.  We expect to see increases in licensing and transactional revenue in future periods by bringing the full platform to market in a methodical and strategic manner.

As stated previously, we only recently changed our business direction by exiting the micro-merchant market in favor of traditional brick-and-mortar and ecommerce merchants. Under our MSP sponsorship, our potential revenue streams are relatively new and have only recently begun to contribute materially to our operations. As a result, we are unable to accurately forecast future revenue.

EBITDA

We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with GAAP) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended March 31, 2017 and 2016 follows:

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

For the three months ended March 31, 2017, we incurred operating expenses in the amount of $502,286, as compared to $1,060,299 for the three months ended March 31, 2016. The amounts for the three months ended March 31, 2017 are comprised of $7,513 in depreciation and amortization expense related to our fixed assets; $6,933 in promotional and marketing; $56,234 in consulting fees; $189,953 in salaries and wages; $37,500 in directors’ fees; $104,467 in professional fees; and $99,686 in general and administrative expenses.  The amounts for the three months ended March 31, 2016 are comprised of $109,696 in depreciation and amortization expense related to our intellectual property and fixed assets; $1,526 in promotional and marketing; $130,962 in consulting fees; $541,510 in salaries and wages; $52,240 in directors’ fees; $119,720 in professional fees; and $104,645 in general and administrative expenses.

Operating expenses are lower in 2017 compared to the three months ended March 31, 2016, due to Management’s focus on controlling costs, including the 2016 write-off of assets that no longer had value to the company, which resulted in a significant decrease in amortization and depreciation.  We expect these costs, especially payroll, to increase at a rate directly proportional to our growth.

Loss on Sale of Asset

During the three months ended March 31, 2017, we recognized a loss on sale of intangible assets of $181,900.  During the period ended March 31, 2016 the loss on sale of assets was zero.  On February 14, 2017, we sold its rights to future streams of income from several licensed patents to two buyers for a total of $150,000.  We also sold 1.5 million shares of common restricted stock in the same agreements.  We have assigned zero value to the future streams and consequently has recorded a loss on sale of $150,000. On March 3,2017 we also sold all the assets and rights associated to the Yowza!! brand.  We received $25,000 in cash but also granted 250,000 shares of restricted stock and 50,000 warrants exercisable at $0.135.  The loss associated with this sale of assets was $31,900.

Interest Income and Expense

During the three months ended March 31, 2017, we recognized interest expense of $74,077. This compares to $590 in interest expense for the three months ended March 31, 2016.  The increase in 2017 is mainly related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the three months ended March 31, 2017, and in previous periods..

During the three months ended March 31, 2017, we recognized interest expense - related parties of $105,589. There was no interest expense - related parties for the three months ended March 31, 2016.  The increase in 2017 is related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the three months ended March 31, 2017, and in the three months ended June 30, 2016.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended March 31, 2017 was $848,091.  Net losses are attributable to the lower revenues in 2017 as described above and in the increase in interest expense. During the three months ended March 31, 2016, we incurred a net loss of $969,038, which was mainly attributable to the Company’s increase in G&A costs and the result of a legal settlement.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to narrow or cease.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2017 was $337,394 compared to $66,651 of cash used in operations during the comparable period ended March 31, 2016.  The increase in the use of cash for operating activities in 2017 is mainly due to the decrease in cash received for related party expenses as well as a decrease in revenue.

During the three months ended March 31, 2017, net cash provided by investing activities totaled $25,000, which was received in the sale of intangible assets related to the Yowza!! platform. During the three-month period ended March 31, 2016, net cash used in investing activities consisted of $3,863 for the purchase of new fixed assets and $100,639 for labor costs related to software development costs.

During the three months ended March 31, 2017, net cash provided by financing activities totaled $354,490, comprised of $47,490 received from investors for purchases of our common stock and $321,000 in proceeds from advances to and notes payable issued by the Company, offset by $14,000 in repayments of advances and notes.  In comparison, during the three months ended March 31, 2016, net cash provided by financing activities totaled $303,250, comprised of $410,250 received from investors for the purchase of our common stock, offset by $100,000 paid as part of a legal settlement to repurchase outstanding warrants and $7,000 in repayments of notes and advances to the Company.

As of March 31, 2017, we had $45,738 of cash on hand, none of which is restricted.  Our management believes this amount may not be sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

This report discusses our financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not clear from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

Revenue recognition

We recognize revenue when all the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the dollar amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

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

We records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were ineffective due to limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our significant business risks are described in our Annual Report on Form 10-K filed with the SEC on April 19, 2017, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, the Company:

•

Authorized the issuance of 397,148 shares of common stock for cash proceeds totaling $47,490. 100,000 of these shares were unissued at March 31, 2017

•

Issued 164,500 shares of previously authorized common stock that was unissued at December 31, 2016.

•

Authorized the issuance of 1,870,000 shares of common stock valued at $187,000 as an incentive to purchase Company intangible assets and for related advances from third parties.. At March 31, 2017, 370,000 of these shares were unissued.

•

Authorized the issuance of 1,000,000 shares of common stock to as repayment of debt thru the conversion of a $100,000 note payable.

•

Authorized the issuance of 96,000 shares of common stock to third-party consultants as payment for their services.  The estimated fair value of these shares totaled $11,300. At March 31, 2017,  20,834 of these shares were unissued.

•

Authorized the issuance of 2,011,508 shares of common stock to Company directors and employees for their services.  The estimated fair value of these shares totaled $217,817. At March 31, 2017, 187,000 of these shares were unissued

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, as the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(1)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer*
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer*
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Jack A. Scott	Chief Executive Officer, Principal Executive Officer	May 22, 2017
Jack A. Scott

/s/ John Devlin	Chief Financial Officer, Interim Principal Financial Officer	May 22, 2017
John Devlin