Form 10-Q
period 2017-06-30
SPINDLE, INC.
filed 2017-08-14
CIK 1403802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]  No [X]

Common shares outstanding as of August 14, 2017:  83,396,798

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

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31,
	(unaudited)	2016

ASSETS
Current assets:
Cash	$26,944	$3,642
Accounts receivable, net	66,282	82,913
Prepaid expenses and deposits	613,452	160,280
Total current assets	706,678	246,835

Other assets:
Property and equipment, net	11,596	14,284
Other intangible assets, net	139,711	134,758
Total other assets	151,307	149,042
TOTAL ASSETS	$857,985	$395,877

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$478,279	$396,237
Advances	171,000	10,000
Accrued liabilities - related party	268,793	414,327
Notes payable	44,552	38,526
Convertible note payable, net of unamortized discount	99,933	64,053
Convertible note payable - related party, net of unamortized discount	87,763	79,498
Total liabilities	1,150,320	1,002,641

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 83,554,651 and 70,846,734 shares outstanding and shares authorized but not issued, as of June 30, 2017 and December 31, 2016, respectively	83,553	70,846
Additional paid-in capital	29,252,913	27,516,362
Accumulated deficit	(29,628,801)	(28,193,972)
Total stockholders’ deficit	(292,335)	(606,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$857,985	$395,877

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Sales income	$39,042	$257,442	$71,264	$472,415
Cost of sales	20,984	13,349	37,478	24,364

Gross profit	18,058	244,093	33,786	448,051

Expenses:
Depreciation and amortization	8,721	114,871	16,234	224,567
Promotional and marketing	2,830	11,174	9,763	12,700
Consulting	139,953	149,212	196,187	280,174
Salaries and wages (including share-based compensation)	127,618	395,467	317,571	936,977
Directors fees	41,003	40,905	78,503	93,145
Professional fees	138,102	99,636	242,568	219,356
General and administrative	88,472	221,777	188,158	326,422
Loss on impairment of long-lived assets	-	43,657	-	43,657
Total operating expenses	546,699	1,076,699	1,048,984	2,136,998

Net operating loss	(528,641)	(832,606)	(1,015,198)	(1,688,947)

Other income (expense):
Loss on sale of intangible assets	(13,344)	-	(195,244)	-
Legal settlement	-	-	-	(115,000)
Other income	-	-	33	-
Other expense	-	(13,021)	-	(10,129)
Interest expense	(37,888)	(17,072)	(111,967)	(17,662)
Interest expense - related party	(6,865)	(6,024)	(112,453)	(6,024)
Total other income (expense)	(58,097)	(36,117)	(419,631)	(148,815)

Loss before income tax provision	(586,738)	(868,723)	(1,434,829)	(1,837,762)
Provision for income taxes	-	-	-	-

Net loss	$(586,738)	$(868,723)	$(1,434,829)	$(1,837,762)
Weighted average number of common shares outstanding - basic and diluted	77,705,165	64,362,418	75,972,655	65,165,426

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(1,434,829)	$(1,837,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	70,310	134,131
Shares issued for services - related party	115,570	347,320
Share based compensation expense - options	31,368	-
Depreciation and amortization	16,234	224,567
Loss on sale of intangible assets	195,244	-
Amortization of debt discount	74,648	15,426
Amortization of debt discount - related party	109,367	4,429
Options issued for services	-	413,706
Loss related to abandoned parties, net	-	43,657
Loss related to bad debt	-	75,345
Loss on legal settlement	-	115,000

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	63,687	(192,138)
Decrease in prepaid expenses	61,159	12,339
Increase (decrease) in accounts payable and accrued expenses	188,554	(72,980)
Increase in expenses - related party	-	139,603
Net cash used in operating activities	(508,688)	(577,357)

Investing activities
Purchase of property and equipment	-	(3,863)
Sale of intangible assets	25,000	-
Additions to capitalized software development	-	(200,828)
Net cash provided by (used in) investing activities	25,000	(204,691)

Financing activities
Return of subscriptions	-	(100,000)
Proceeds from advances	180,000	-
Payments on advances	(7,000)	(8,000)
Proceeds from advances - related parties	50,500	-
Payments on advances - related party	(5,500)	-
Proceeds from notes payable	46,000	-
Proceeds from notes payable - related parties	100,000	-
Payments on notes payable - related parties	(14,500)	(12,500)
Proceeds from the sale of common stock	157,490	822,800
Net cash provided by financing activities	506,990	702,300

Net increase (decrease) in cash	23,302	(79,748)
Cash - beginning	3,642	161,226
Cash - ending	$26,944	$81,478

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Depreciation is computed on the straight-line and accelerated methods for financial reporting purposes based upon the following estimated useful lives:

Computer software	10 years
Computer hardware	5 years
Office furniture	7 years

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded no impairment to goodwill during the two quarters ended June 30, 2017 or June 30, 2016.  Goodwill was fully impaired at December 31, 2016.

Capitalized software development costs

The Company sometimes capitalizes internal software development costs after establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the development of the Company’s software applications used to generate revenue from our customers.  Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs, if any, and charges to operations amounts that are deemed unrecoverable for projects it abandons.  The Company had no capitalized software development costs during the three and six months ended June 30, 2017. The Company recorded an impairment to its software development costs of $43,657 for the quarter ended June 30, 2016.  Capitalized software development costs were zero at December 31, 2016.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2017 that have been excluded from the computation of diluted net loss per share were 3,862,920 shares and include 1,625,420 warrants and 2,237,500 options. At June 30, 2017, 690,000 of the 2,237,500 potential common shares that could be issued upon the exercise of the options had not vested, and 50,000 of the 1,625,420 common shares that could be issued upon the exercise of the warrants had not vested.

Income taxes

The Company accounts for its income taxes under the provisions of “Income Taxes” (“ASC 740”).  The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company did not recognize any deferred tax liabilities or assets at December 31, 2016 or during the six months ended June 30, 2017 or June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of ($586,738) and ($1,434,829) for the three and six months ended June 30, 2017, respectively, and at June 30, 2017, has an accumulated deficit of ($29,628,801).

To continue as a going concern, the Company may need, among other things, additional capital resources.  There are no assurances that without generating new revenue during the remainder of 2017 that the Company will be successful without additional financing.  Should revenues not grow sufficiently and should the Company be unable to secure additional financing through the sale of its securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	June 30,	December 31,
	2017	2016

Due from customers and vendors	$--	$32,913
Due from processing activity	5,882	50,000
Due from stock receivable (See Note 10)	60,400	--
Total accounts receivable, net	$66,282	$82,913

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	June 30,	December 31,
	2017	2016

Prepaid insurance	$22,234	$46,489
Prepaid consulting fees (stock-based)	585,844	113,791
Deposits	5,374	--
Total prepaid expenses and deposits	$613,452	$160,280

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	June 30,	December 31,
	2017	2016

Office furniture & equipment	$33,225	$33,225
Software	$1,200	$1,200
Less: accumulated depreciation	(22,829)	(20,141)
Total property and equipment, net	$11,596	$14,284

During the three and six months ended June 30, 2017, the Company recorded depreciation expense of $1,344 and $2,687, respectively, and during the three and six months ended June 30, 2016, we recorded depreciation expense of $1,479 and $2,806, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	June 30,	Accumulated	June 30,
	2017 Gross	Amortization	2017 Net

License agreements and contracts	$75,000	$(17,500)	$57,500
Domain names	75,000	(35,081)	39,919
Software	43,500	(1,208)	42,292
	$193,500	$(53,789)	$139,711

	December 31,	Accumulated	December 31,
	2016 Gross	Amortization	2016 Net

License agreements and contracts	$75,000	$(10,000)	$65,000
Domain names	75,000	(30,242)	44,758
Capitalized software costs	25,000	--	25,000
	$175,000	$(40,242)	$134,758

NOTE 7 - OTHER INTANGIBLE ASSETS, NET, CONTINUED

On April 18, 2017, the Company entered into an agreement to acquire specific digital marketing software assets from CoverCake, Inc., specifically, CoverCake's intelligent algorithms for data mining and consumer engagement.  The transaction closed on May 30, 2017.  The CoverCake software is expected to enhance both the sophistication and proprietary strengths of Spindle's Catalyst Marketing System. CoverCake's software capabilities include intelligent content aggregation; data mining on various social media data feed platforms, and a robust Content Management System (CMS) backend that will be a significant enhancement to the Catalyst Marketing System.  CoverCake has been utilized in the past by enterprise level merchants as well as television and radio broadcast organizations.  The purchase price was 300,000 shares of Spindle unregistered common stock valued at $43,500 along with launch and revenue based payments as certain performance targets are met, and the software will be amortized over three years.  The launch consideration and earnout potential could total up to $350,000, but the actual total is not currently determinable beyond a reasonable doubt and therefore not included in the Company’s financial statements as contingent liabilities.

During the three and six months ended June 30, 2017, the Company recorded amortization expense of $7,377 and $13,547, respectively.  During the three and six months ended June 30, 2016, the Company recorded amortization expense of $113,392 and $221,761, respectively.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

During the three months ended March 31, 2017, we entered into three Bridge Note Agreements totaling $46,000 with one of our investors. These three Bridge Notes are interest free, are secured by the Company’s assets, are convertible to shares of the Company’s restricted stock at $0.10 per share and have maturity dates of April 30, 2017.  The Bridge Notes also include warrants to purchase two shares of the Company’s common stock, at a price of $0.135, for each dollar loaned to Spindle. The total discount attributable to these transactions is $32,716.  During the three and six months ended June 30, 2017, interest expense related to the warrants and the beneficial conversion feature totaled $14,142 and $32,716, respectively. During the three months ended June 30, 2017, two of these Bridge Notes totaling $31,000 were paid in full through conversion to Spindle stock.  The holder of the remaining $15,000 Bridge Note, which was due April 30, 2017, agreed to extend the maturity date for an additional 180 days. No warrants related to these three Bridge Notes have been exercised.

In December 2016, we entered into a $5,000 Bridge Note Agreement with one of our investors. The Bridge Note is secured by the Company’s assets and include warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction is $525.  During the three and six months ended June 30, 2017, interest expense related to the warrants and the beneficial conversion feature totaled $0 and $525, respectively. At June 30, 2017, no payments had been made on the $5,000 Bridge Note. The holder of the $5,000 Bridge Note, which was due 45 days from the date of the note, waived the 45-day term.  No warrants related to this Bridge Notes have been exercised.

On May 18, 2016, we converted a $182,000 payable to an investor in the Company and entered into a Convertible Promissory Note (“Note”) with that investor. The Note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018. The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the amount of the debt. This amount is amortized to interest expense over the term of the note. During the three and six months ended June 30, 2017, interest expense of $2,498 and $4,969, and interest expense related to amortization of the discount on the unpaid notes of $20,818 and $41,407 was recorded, respectively.  The balance of the unamortized discount at June 30, 2017, was $87,067. During the six months ended June 30, 2017, the Company made no payments to the Note’s principal balance. At June 30, 2017, the balance of the Note was $167,000 and is presented as a note payable on our Condensed Balance Sheets.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT, CONTINUED

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company which formalized various advances previously received from the former director in the amount of $51,300 and allowing for future advances of up to $250,000. The Grid Note was non-interest bearing, unsecured and matured on December 15, 2014. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, we issued warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and was amortized to interest expense over the term of the Grid Note. During the three and six months ended June 30, 2017, the Company repaid $4,000 of the principal balance of the Grid Note.  During the three and six months ended June 30, 2016, the Company repaid $4,500 and $7,500 of the principal balance of the Grid Note, respectively.  At June 30, 2017, the balance of the Grid Note was $44,552.

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

On March 3, 2017, we entered into a $100,000 Bridge Note Agreement with a 7% stockholder of the Company. The Bridge Note was secured by the Company’s assets, was convertible to shares of the Company’s restricted stock at $0.10 per share and included warrants to purchase two shares of the Company’s common stock, at a price of $0.15, for each dollar loaned to Spindle. This Bridge Note had no stated maturity date.  The total discount attributable to this transaction was $100,000.  The Bridge Note was converted to Spindle stock on March 3, 2017, and the entire interest expense related to the warrants and the beneficial conversion feature totaling $100,000 was recorded during the three months ended March 31, 2017.  At June 30, 2017, the warrants related to the Bridge Loan had not been exercised.

In December 2016, we entered into a $10,500 Bridge Note Agreement with one of our directors.  The Bridge Note was secured by the Company’s assets and included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $1,102.  During the three and six months ended June 30, 2017, interest expense related to the warrants and the beneficial conversion factor totaled $0 and $1,102, respectively.  At June 30, 2017, the $10,500 Bridge Note was paid in full.  No warrants related to this Bridge Note have been exercised.

On March 25, 2016, we entered into an agreement with a 12% stockholder of the Company. This agreement is for a $100,000 promissory note, convertible to stock under certain circumstances. The note bears an interest rate of 6% per annum and has a maturity date of March 25, 2018. The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the three and six months ended June 30, 2017, interest expense of $1,496 and $2,975, and interest expense related to amortization of the discount on the unpaid note of $4,155 and $8,265 was recorded, respectively. The balance of the unamortized discount at June 30, 2017 was $12,237.

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001.  There are no preferred shares issued or outstanding as of June 30, 2017

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.  During the three months ended March 31, 2017, the Company:

•

Authorized the issuance of 397,148 shares of common stock for cash proceeds totaling $47,490. 100,000 of these shares were unissued at March 31, 2017.

•

Authorized the issuance of 1,870,000 shares of common stock valued at $187,000 as an incentive to purchase Company assets. At March 31, 2017, 370,000 of these shares were unissued.

•

Authorized the issuance of 1,000,000 shares of common stock to as repayment of debt thru the conversion of a $100,000 note payable.

•

Authorized the issuance of 96,000 shares of common stock to third-party consultants as payment for their services.  The estimated fair value of these shares totaled $11,300. At March 31, 2017, 21,000 of these shares were unissued.

•

Authorized the issuance of 2,011,508 shares of common stock to Company directors and employees for their services.  The estimated fair value of these shares totaled $217,817. At March 31, 2017, 187,000 of these shares were unissued.

During the three months ended June 30, 2017, the Company:

•

Issued 558,000 shares of common stock that were unissued at March 31, 2017.

•

Authorized and issued 815,832 shares of common stock for cash proceeds totaling $110,000.

•

Authorized the issuance of 444,444 shares of common stock to repay a $60,000 cash advance from a former Director of the Company.

•

Authorized the issuance of 700,000 shares of common stock valued at $103,900 for the purchase of software and domain names. At June 30, 2017, 400,000 of these shares with a value of $60,400 are to be returned to the Company and the value is recorded as stock receivable within accounts receivable on our balance sheet.

•

Authorized the issuance of 310,000 shares of common stock as repayment of debt thru the conversion of two Bridge Loans payable totaling $31,000.

•

Authorized the issuance of 1,475,669 shares of common stock to third-party consultants and attorneys as payment for their services.  The estimated fair value of these shares totaled $258,266.  At June 30, 2017, $198,080 of consulting fee value to third parties was recorded as a prepaid expense on the balance sheet. At June 30, 2017, 21,503 of these shares were unissued.

•

Authorized and issued 3,587,482 shares of common stock to Company directors and employees for their services.  The estimated fair value of these shares totaled $448,109. At June 30, 2017, 100,000 of these shares were unissued. At June 30, 2017, $316,250 of consulting fee value to a related party was recorded as a prepaid expense on the Balance Sheet.

NOTE 11 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED

Options:

During the three months ended March 31, 2017, the Company granted 690,000 options to employees and consultants to purchase shares of common stock at an exercise price of $0.23 per share, with grant date fair values of $0.05. The options vest ratably on an annual basis over three years, and expire ten years from grant date.  There were no options granted during the three months ended June 30, 2017.

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	2,990,000	$0.426	8.10
Granted	--	--	--
Exercised	--	--	--
Forfeited/Cancelled	(1,442,500)	--	--
Outstanding at December 31, 2016	1,547,500	$0.357	7.56
Exercisable at December 31, 2016	1,431,666	$0.345	7.44

Outstanding at December 31, 2016	1,547,500	$0.357	7.56
Granted	690,000	$0.230	9.50
Exercised	--	--	--
Forfeited/Cancelled	--	--	--
Outstanding at June 30, 2017	2,237,500	$0.318	7.82
Exercisable at June 30, 2017	1,547,500	$0.357	7.06

Warrants:

In conjunction with the sale of Spindle assets, during the three months ended March 31, 2017, the Company granted common stock purchase warrants that entitle the buyer to purchase 50,000 additional shares of Spindle common stock at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement.

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

No warrants were granted during the three months ended June 30, 2017.

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED

The following is a summary of the status of the Company’s stock warrants as of June 30, 2017:

	Number of Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	600,000	$0.500	1.47
Granted	883,420	-	--
Exercised	--	-	--
Forfeited/Cancelled	(200,000)	-	--
Outstanding at December 31, 2016	1,283,420	$0.249	2.99
Exercisable at December 31, 2016	1,183,420	$0.228	3.12

Outstanding at December 31, 2016	1,283,420	$0.249	2.99
Granted	342,000	$0.135	2.66
Exercised	--	--	--
Forfeited/Cancelled	--	--	--
Outstanding at June 30, 2017	1,625,420	$0.225	2.53
Exercisable at June 30, 2017	1,575,420	$0.216	2.24

NOTE 12 - SUBSEQUENT EVENTS

On August 9, 2017, the Company issued 121,503 shares to attorneys and a former director for services provided.  These shares were authorized, but unissued at June 30, 2017.

On July 31, 2017, the Company sold an unrestricted license to its payment service provider (“PSP”) software for a total $30,000 to be paid in 3 tranches.  $10,000 is held in escrow effective July 31, 2017 until closing on August 31, 2017.  $10,000 is to be paid on September 18, 2017 and on October 18, 2017.

On July 28, 2017, the Company signed an agreement to sell its portfolio of merchant accounts for a total of $341,021.52, with an effective date of June 30, 2017.  The Buyer paid $238,715.06 to the Company at closing.  The remainder of the purchase price of $102,306.46 will be released subject to certain performance metrics of the portfolio.  Up to half will be released after 18 months, and up to half released after 24 months after Closing.

On July 10, 2017, Frank Knuettel, II resigned from Spindle, Inc.’s Board of Directors (the “Board”) and as the Chairman of the Board for personal reasons. Mr. Knuettel’s resignation was not due to any dispute with the Company.  After Mr. Knuettel’s resignation, the Board unanimously appointed Dr. Jack Scott, the Company’s current Chief Executive Officer, as Chairman.

On July 1, 2017, the Board of the Company appointed Mr. Habib Yunus as Chief Financial Officer (“CFO”) effective July 1, 2017 replacing interim Chief Financial Officer John Devlin, who concurrently resigned from the CFO position. Mr. Devlin will remain as a member of the Board.  Mr. Yunus will earn a salary of $150,000 per annum with bonuses to be later determined.  Mr. Yunus has served as a director of the Company since February 1, 2017, is a Certified Public Accountant and has more than 15 years of experience in accounting, finance and investing.  Most recently, Mr. Yunus served as the Chief Financial Officer and Senior Vice President of Nasdaq listed Payment Data Systems, Inc. from March 03, 2015 to December 30, 2016. He successfully led the company’s uplisting from the OTC Market to NASDAQ while managing its public reporting requirements including SEC filings, corporate governance and forecasting. Prior to joining Payment Data, he was the Managing Director and Founder of W Energy Advisory LLC since January 2013, focused on advising clients on energy investments, joint venture transactions, project management and market research in North America for Asian investors. Before founding W Energy Advisory, from September 2010 to January 2013, he was the Lead Project Manager for Toyota Tsusho America, Inc., where in 2012 he originated and negotiated a $602 million joint venture between Toyota Tsusho Corporation (Japan) and Encana Corporation. Prior to his position at Toyota Tsusho America, Inc., he served as the Head of Tax and Special Assistant to the Chief Financial Officer of Shinsei Bank Ltd. in Tokyo, Japan from July 2006 to June 2010.  Mr. Yunus worked for Deloitte Tax from 1999 to 2006 in Atlanta and Tokyo.  Mr. Yunus holds a B.S. in Accounting and Masters of Accounting (Tax specialization) degrees from the University of Florida.

NOTE 12 - SUBSEQUENT EVENTS, CONTINUED

As previously reported on a Current Report on Form 8-K filed on August 10, 2016 with the Securities and Exchange Commission, on August 2, 2016, Spindle filed a lawsuit in the United States District Court for the District of Arizona, case 2:16-cv-02613-MHB (Spindle, Inc., a Nevada Corporation vs. William Clark and Joann Clark, husband and wife; Sean Tate and Patricia La Due-Tate, husband and wife; Justin Clark, an individual; and Phasive, Inc., an Arizona corporation, collectively, the “Parties”).  On June 23, 2017, the Parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) whereby the Parties agreed to dismiss all claims and counter-claims which became effective on July 11, 2017. The Parties specifically deny all allegations against them, respectively, whether by direct claim, counter-claim or cross-claim. As part of the Settlement Agreement, a third party agreed to purchase all shares of the Company’s common stock owned by the Parties adverse to the Company for an undisclosed amount.

On February 14, 2017, the Company sold a patent license revenue stream pursuant to a License Agreement with goEmerchant, LLC (“goEmerchant”). The patents which were the subject of the revenue stream expired on or about February 5, 2016. On February 20, 2017, goEmerchant contacted the Company asking for repayment of $54,784.43 (the “Repayment Amount”). The Company disputes the amount owed and believes there are additional payment obligations owed from goEmerchant to the Company which more than offsets the Repayment Amount.  The Company intends to enforce all its rights under the License Agreement and collect any obligations owed to it. As of June 30, 2017, the issue is still ongoing and has not been resolved.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2017	2016

Cash paid for interest	$1,248	$962
Cash paid for income taxes	$--	$--
Debt converted into common stock	$131,000	$--
Cash advances converted to common stock	$72,000	$--
Conversion of advances to notes payable	$--	$182,000
Shares issued for prepaid expenses	$--	$70,000
Shares returned for legal services	$--	$(1,595,000)
Beneficial conversion feature on convertible notes	$100,000	$--
Shares issued for asset purchases	$103,900	$--

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

Overview

Spindle, Inc. is an emerging provider of innovative marketing and commerce solutions delivered through the “Catalyst” brand.  The Catalyst Marketing System is a proprietary, integrated marketing and commerce solution to assist merchants increase customer acquisition, enhance the customer experience, and enhance transactional growth. The Catalyst Marketing System is primarily focused on Small to Medium-sized Businesses (SMBs).

Spindle also owns payments-related technology, including a secure payments gateway, mobile payments technology and security software. We generate payment processing revenue through our Catalyst Gateway payment process.  Gateway services are also bundled with the Catalyst Marketing System. We believe that our secure payments process as well as our Catalyst Marketing System will drive consumer transactions with our merchants, creating loyalty and recurring revenues for Spindle.

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

Our potential revenue streams are relatively new and not yet begun to contribute materially to our operations. Thus, we are unable to accurately forecast future revenue. Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.

On June 6, 2017, Glenn Bancroft resigned as a member of the Company's board of directors (the “Board”) for personal reasons.  Mr. Bancroft's resignation was not due to any dispute with the Company and Mr. Bancroft agreed to a one-year lockup period for all of the shares he beneficially owns.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property.  During the three and six months ended June 30, 2017, we generated $39,042 and $71,264 in revenues, respectively, and incurred $20,984 and $37,478 in cost of sales, respectively, which produced gross profits of $18,058 and $33,786, respectively.  This compares to revenues during the three and six months ended June 30, 2016 of $257,442 and $472,415, respectively, and cost of sales of $13,349 and $24,364, respectively, which produced gross profits of $244,093 and $448,051, respectively.

The period-over-period decrease in revenues and gross profit is due to management’s decision to focus most resources over the past months on platform integration and development at the expense of short-term revenue generation, realizing that it was more important to bring a full-featured comprehensive platform to the market, rather than trying to sell a piecemeal solution.

Management also reviewed the profitability of our sub-merchant and reseller relationships, which resulted in the strategic cancellation of contracts that did not generate positive cash flow to the Company.  Management believes that the full technology platform has now reached the stage where the Company can begin to sell its solutions to the market in the third quarter of 2017, and do so more aggressively in the fourth quarter of 2017 and beyond.  We expect to see increases in licensing and transactional revenue in future periods by bringing the full platform to market in a methodical and strategic manner.

As stated previously, our potential revenue streams are relatively new and have not yet begun to contribute materially to our operations. As a result, we are unable to accurately forecast future revenue.

EBITDA

We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with GAAP) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters and six months ended June 30, 2017 and 2016 follows:

	For the Three Months Ended June 30,
	2017			2016			GAAP Change		Adjusted EBITDA Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 39,042	$ -	$ 39,042	$ 257,442	$ -	$ 257,442	$(218,400)	-85%	$(218,400)	-85%
Cost of sales	20,984	-	20,984	13,349	-	13,349	7,635	57%	7,635	57%

Gross profit	18,058	-	18,058	244,093	-	244,093	(226,035)	-93%	(226,035)	-93%

Expenses
Depreciation and amortization	8,721	(8,721)	-	114,871	(114,871)	-	(106,150)	-92%	-	0%
Promotional and marketing	2,830	-	2,830	11,174	-	11,174	(8,344)	#	(8,344)	-75%
Consulting	139,953	(130,953)	9,000	149,212	(139,812)	9,400	(9,259)	-6%	(400)	-4%
Salaries and wages (including equity compensation)	127,618	(7,658)	119,960	395,467	(179,698)	215,769	(267,849)	-68%	(95,809)	-44%
Directors fees	41,003	(41,003)	-	40,905	(40,905)	-	98	0%	-	0%
Professional fees	138,102	-	138,102	99,636	(11,245)	88,391	38,466	39%	49,711	56%
General and administrative	88,472	-	88,472	221,777	(36,550)	185,227	(133,305)	-60%	(96,755)	-52%
Loss on Impairment of long-lived asset	-	-	-	43,657	-	43,657	(43,657)	-100%	(43,657)	-100%
Total operating expenses	546,699	(188,335)	358,364	1,076,699	(523,081)	553,618	(530,000)	-49%	(195,254)	-35%

Net Operating Loss / Adjusted EBITDA	$(528,641)	$ 188,335	$(340,306)	$(832,606)	$ 523,081	$(309,525)	$ 303,965	-37%	$ (30,781)	10%

	For the Six Months Ended June 30,
	2017			2016			GAAP Change		Adjusted EBITDA Change
	GAAP	Adjustments	Adjusted EBITDA	GAAP	Adjustments	Adjusted EBITDA	$	%	$	%
Revenue
Sales income	$ 71,264	$ -	$ 71,264	$ 472,415	$ -	$ 472,415	$(401,151)	-85%	$(401,151)	-85%
Cost of sales	37,478	-	37,478	24,364	-	24,364	13,114	54%	13,114	54%

Gross profit	33,786	-	33,786	448,051	-	448,051	(414,265)	-92%	(414,265)	-92%

Expenses
Depreciation and amortization	16,234	(16,234)	-	224,567	(224,567)	-	(208,333)	-93%	-	0%
Promotional and marketing	9,763	-	9,763	12,700	-	12,700	(2,937)	#	(2,937)	-23%
Consulting	196,187	(182,520)	13,667	280,174	(267,574)	12,600	(83,987)	-30%	1,067	8%
Salaries and wages (including equity compensation)	317,571	(45,951)	271,620	936,977	(566,206)	370,771	(619,406)	-66%	(99,151)	-27%
Directors fees	78,503	(78,503)	-	93,145	(93,145)	-	(14,642)	-16%	-	0%
Professional fees	242,568	-	242,568	219,356	(21,452)	197,904	23,212	11%	44,664	23%
General and administrative	188,158	-	188,158	326,422	(48,100)	278,322	(138,264)	-42%	(90,164)	-32%
Loss on Impairment of long-lived asset	-	-	-	43,657	-	43,657	(43,657)	-100%	(43,657)	-100%
Total operating expenses	1,048,984	(323,208)	725,776	2,136,998	(1,221,044)	915,954	(1,088,014)	-51%	(190,178)	-21%

Net Operating Loss / Adjusted EBITDA	$(1,015,198)	$ 323,208	$(691,990)	$(1,688,947)	$1,221,044	$(467,903)	$ 673,749	-40%	$(224,087)	48%

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

For the three and six months ended June 30, 2017, we incurred operating expenses in the amount of $546,699 and $1,048,984, respectively, as compared to $1,076,699 and $2,136,998 for the three and six months ended June 30, 2016, respectively. The amounts for the three and six months ended June 30, 2017 are comprised of $8,721 and $16,234 in depreciation and amortization expense related to our fixed assets; $2,830 and $9,763 in promotional and marketing expenses; $139,953 and $196,187 in consulting fees; $127,618 and $317,571 in salaries and wages; $41,003 and $78,503 in directors’ fees; $138,102 and $242,568 in professional fees; and $88,472 and $188,158 in general and administrative expenses.  The amounts for the three and six months ended June 30, 2016 are comprised of $114,871 and $224,567 in depreciation and amortization expense related to our intellectual property and fixed assets; $11,174 and $12,700 in promotional and marketing expenses; $149,212 and $280,174 in consulting fees; $395,467 and $936,977 in salaries and wages; $40,905 and $93,145 in directors’ fees; $99,636 and $219,356 in professional fees; $221,777 and $326,422 in general and administrative expenses; and $43,657 as a loss on the impairment of long-lived assets in the second quarter of 2016.

Operating expenses are lower in 2017 compared to the three and six months ended June 30, 2016, due to Management’s focus on controlling costs.  The 2016 write-off of assets that no longer had value to the company resulted in a significant decrease in amortization and depreciation, and the departure of five employees in June of 2016, reduced salaries and wages.  As we grow in 2017 and 2018 we expect these costs, especially payroll, to increase.

Other Income and Expense

During the three and six months ended June 30, 2017, we recognized loss on sale of assets of $13,344 and 195,244, respectively.  During the period ended March 31, 2016, the loss on sale of assets was zero.  On February 14, 2017, we sold our rights to future streams of income from several licensed patents to two buyers for a total of $150,000.  We also sold 1.5 million shares of common restricted stock in the same agreements.  We had assigned zero value to the future streams and consequently recorded a loss on sale of $150,000. On March 3, 2017, we also sold all the assets and rights associated to the Yowza!! brand.  We received $25,000 in cash but also granted 250,000 shares of restricted stock and 50,000 warrants exercisable at $0.135.  The loss associated with this sale of assets was $31,900.  During the three months ended June 30, 2017, we wrote off approximately $24,000 of an uncollectible receivable balance related to the February sale of the future income stream, and collected an additional $10,000 related to the C& H transaction in December of 2016.

During the three and six months ended June 30, 2017, we recognized interest expense of $37,888 and $111,967, respectively. This compares to $17,072 and $17,662 in interest expense for the three and six months ended June 30, 2016, respectively.  The increase in 2017 is mainly related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2017, we recognized interest expense - related parties of $6,865 and $112,453, respectively. This compares to $6,024 in interest expense for both the three and six months ended June 30, 2016.  The increase in 2017 is related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the three and six months ended June 30, 2017.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and six months ended June 30, 2017 was $586,738 and $1,434,829, respectively.  Net losses are attributable to the lower revenues in 2017 as described above and in the increase in interest expense.   During the three and six months ended June 30, 2016, we incurred a net loss of $868,723 and $1,837,762, respectively, which was mainly attributable to the Company’s increase in G&A costs and the result of a legal settlement.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to narrow or cease.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2017 was $508,688 compared to $577,357 of cash used in operations during the comparable period ended June 30, 2016.  The decrease in the use of cash for operating activities in 2017 is mainly due to the collection of various receivable balances.

During the six months ended June 30, 2017, net cash provided by investing activities totaled $25,000, which was received in the sale of intangible assets related to the Yowza!! platform.  During the six-month period ended June 30, 2016, net cash used in investing activities consisted of $204,691, mainly for labor costs related to additional software development costs.

During the six months ended June 30, 2017, net cash provided by financing activities totaled $506,990, comprised of $157,490 received from investors for purchases of our common stock and $376,500 in proceeds from advances to and notes payable issued by the Company, offset by $27,000 in repayments of advances and notes.  In comparison, during the six months ended June 30, 2016, net cash provided by financing activities totaled $702,300, comprised of $822,800 received from investors for the purchase of our common stock, offset by $100,000 paid as part of a legal settlement to repurchase outstanding warrants and $20,500 in repayments of notes and advances to the Company.  Also, in 2016, a previous advance to the Company was converted to a note payable, and is included in Notes payable - related party, net, on our balance sheet.

As of June 30, 2017, we had $26,944 of cash on hand, none of which is restricted.  Our management believes this amount may not be sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were ineffective due to limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 4, 2016, the Company filed a complaint in the District of Arizona (the “Complaint”) against William Clark, Justin Clark and Sean Tate as individuals, and Phasive, Inc., an Arizona corporation (collectively, the “Defendants”), containing 42 Claims for Relief for, among other claims, breach of contract, breach of fiduciary duty, unfair competition, misappropriation of trade secrets, and tortious interference. The Defendants had filed a counter-claim again the Company for breach of contract, tortious interference and other claims. On June 23, 2017, the Company and the Defendants (together, the “Parties”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) whereby the Parties agreed to dismiss all claims and counter-claims which became effective on July 11, 2017. The Parties specifically deny all allegations against them, respectively, whether by direct claim, counter-claim or cross-claim. As part of the Settlement Agreement, a third party agreed to purchase all the shares of the Company’s common stock owned by the Defendants for an undisclosed amount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, the Company:

o

Issued 558,000 shares of common stock that were unissued at March 31, 2017.

o

Authorized and issued 815,832 shares of common stock for cash proceeds totaling $110,000.

o

Authorized the issuance of 444,444 shares of common stock to repay a $60,000 cash advance from a former Director of the Company.

o

Authorized the issuance of 700,000 shares of common stock valued at $103,900 for the purchase of software and domain names.  At June 30, 2017, 400,000 of these shares with a value of $60,400 are to be returned to the Company and the value is recorded as stock receivable within accounts receivable on our balance sheet.

o

Authorized the issuance of 310,000 shares of common stock as repayment of debt thru the conversion of two Bridge Loans payable totaling $31,000.

o

Authorized the issuance of 1,475,669 shares of common stock to third-party consultants and attorneys as payment for their services.  The estimated fair value of these shares totaled $258,266.  At June 30, 2017, $198,080 of consulting fee value to third parties was recorded as a prepaid expense on the balance sheet. At June 30, 2017, 21,503 of these shares were unissued.

o

Authorized and issued 3,587,482 shares of common stock to Company directors and employees for their services.  The estimated fair value of these shares totaled $448,109. At June 30, 2017, 100,000 of these shares were unissued. At June 30, 2017, $316,250 of consulting fee value to a related party was recorded as a prepaid expense on the Balance Sheet.

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
10.1

Settlement Agreement and Mutual Release dated June 23, 2017 and effective on July 11,2017 between and amongst Spindle, Inc., Manhattan Transfer Registrar Company, William Clark, Joanne Clark, Justin Clark, Sean Tate, Patricia La-Due Tate and Phasive, Inc. (4)

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

(4)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on July 14, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Jack A. Scott Jack A. Scott	Chief Executive Officer, Principal Executive Officer	August 14, 2017

/s/ Habib Yunus Habib Yunus	Chief Financial Officer, Principal Financial Officer	August 14, 2017