Form 10-Q
period 2017-09-30
SPINDLE, INC.
filed 2017-11-20
CIK 1403802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

Common shares outstanding as of November 14, 2017:  82,822,651.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  While these statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on April 19, 2017.

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$17,606	$3,642
Accounts receivable, net	15,126	82,913
Prepaid expenses and deposits	391,953	160,280
Total current assets	424,685	246,835

Other assets:
Property and equipment, net	10,291	14,284
Other intangible assets, net	129,918	134,758
Total other assets	140,209	149,042
TOTAL ASSETS	$564,894	$395,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$527,008	$396,237
Advances	258,500	10,000
Accrued liabilities - related party	309,446	414,327
Notes payable	44,552	64,053
Convertible note payable, net of unamortized discount	105,979	38,526
Convertible note payable - related party, net of unamortized discount	91,963	79,498
Total current liabilities	1,337,448	1,002,641

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 82,772,651 and 70,846,734 shares outstanding and shares authorized but not issued, as of September 30, 2017 and December 31, 2016, respectively	82,771	70,846
Additional paid-in capital	29,132,791	27,516,362
Accumulated deficit	(29,988,116)	(28,193,972)
Total stockholders’ deficit	(772,554)	(606,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$564,894	$395,877

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Sales income	$48,469	$115,996	$119,733	$588,411
Cost of sales	7,099	28,278	44,577	52,642
Gross profit	41,370	87,718	75,156	535,769

Expenses:
Depreciation and amortization	11,099	118,166	27,333	342,732
Promotional and marketing	8,109	5,776	17,872	18,476
Consulting	147,205	126,989	343,392	407,163
Salaries and wages (including share-based compensation)	240,397	263,836	557,968	1,200,813
Directors fees	12,583	28,610	91,086	121,755
Professional fees	82,932	146,618	325,500	365,974
General and administrative	115,320	203,691	303,478	530,114
Loss on impairment of long-lived assets	-	1,518,328	-	1,561,985
Total operating expenses	617,645	2,412,014	1,666,629	4,549,012

Net operating loss	(576,275)	(2,324,296)	(1,591,473)	(4,013,243)

Other income (expense):
Loss on sale of intangible assets	-	-	(195,244)	-
Loss on legal settlement	-	-	-	(115,000)
Gain on cancellation of shares	8,250	-	8,250	-
Other income (expense)	238,716	(9)	238,749	(10,138)
Interest expense	(24,403)	(19,816)	(136,370)	(37,478)
Interest expense - related party	(5,603)	(5,713)	(118,056)	(11,737)
Total other (expense)	216,960	(25,538)	(202,671)	(174,353)

Loss before income tax provision	(359,315)	(2,349,834)	(1,794,144)	(4,187,596)
Provision for income taxes	-	-	-	-

Net loss	$(359,315)	$(2,349,834)	$(1,794,144)	$(4,187,596)
Weighted average number of common shares outstanding - basic and diluted	83,131,651	69,045,301	78,385,210	66,468,158

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.03)	$(0.02)	$(0.06)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(1,794,144)	$(4,187,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	64,810	175,402
Shares issued for services - related party	116,570	347,320
Share based compensation expense - options	37,244	393,908
Depreciation and amortization	27,333	342,732
Loss on sale of intangible assets	195,244	-
Gain on sale of impaired intangible asset	(268,715)	-
Amortization of debt discount	96,796	32,438
Amortization of debt discount - related party	112,465	8,630
Gain on cancellation of shares	(8,250)	-
Loss on impairment of long-lived assets	-	1,561,985
Loss related to bad debt	-	150,345
Loss on legal settlement	-	115,000

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	69,443	(235,607)
Decrease in prepaid expenses	213,907	102,523
Increase (decrease) in accounts payable and accrued expenses	161,518	(110,255)
Increase in accrued compensation - related party	81,633	-
Increase in accrued interest - related party	7,785	-
Increase in accrued expenses - related party	72,000	257,312
Net cash used in operating activities	(814,361)	(1,045,863)

Investing activities
Purchase of property and equipment	-	(3,863)
Sale of intangible assets	278,715	-
Additions to capitalized software development	-	(200,828)
Net cash provided by (used in) investing activities	278,715	(204,691)

Financing activities
Return of subscriptions	-	(100,000)
Proceeds from advances	273,500	-
Payments on advances	(13,000)	(8,000)
Proceeds from notes payable	46,000	-
Proceeds from notes payable - related parties	100,000	-
Payments on notes payable - related parties	(29,500)	(30,000)
Proceeds from sale of common stock	157,490	1,243,107
Proceeds from exercise of warrants	15,120	-
Net cash provided by financing activities	549,610	1,105,107

Net increase (decrease) in cash	13,964	(145,447)
Cash - beginning	3,642	161,226
Cash - ending	$17,606	$15,779

See Supplemental Disclosure of Cash Flow Information at Note 13.

See accompanying notes to these unaudited condensed financial statements

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC Topic 360-10-05”).  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired as a result of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded no impairment to goodwill during the three quarters ended September 30, 2017.  Goodwill was fully impaired at December 31, 2016.

Capitalized software development costs

The Company sometimes capitalizes internal software development costs after establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the development of the Company’s software applications used to generate revenue from our customers.  Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs, if any, and charges to operations amounts that are deemed unrecoverable for projects it abandons.  The Company had no capitalized software development costs during the three and nine months ended September 30, 2017, and therefore no impairment of such cost for the periods was necessary. The Company recorded impairments to its software development costs of $1,518,328 and $1,561,985 for the three and nine months ended September 30, 2016.  Capitalized software development costs were zero at December 31, 2016.

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

If the entity determined the instrument meets the guidance under ASC 480, the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Notes 8 and 9). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock-based compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock and grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant.

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

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2017 that have been excluded from the computation of diluted net loss per share were 2,057,500 shares, composed of 400,000 warrants and 1,657,500 options.

Income taxes

The Company accounts for its income taxes under the provisions of “Income Taxes” (“ASC 740”).  The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  The Company did not recognize any deferred tax liabilities or assets at December 31, 2016 or during the nine months ended September 30, 2017 or September 30, 2016.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles--Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

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

The Company has evaluated other recent pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of ($359,315) and ($1,794,144) for the three and nine months ended September 30, 2017, respectively, and at September 30, 2017, has an accumulated deficit of ($29,988,116).

To continue as a going concern, the Company may need, among other things, additional capital resources.  There are no assurances that without generating new revenue during the remainder of 2017 that the Company will be successful without additional financing.  Should revenues not grow sufficiently, and should the Company be unable to secure additional financing through the sale of its securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	September 30,	December 31,
	2017	2016

Due from customers and vendors	$126	$32,913
Due from sale of licenses	15,000	--
Due from processing activity	--	50,000
Total accounts receivable, net	$15,126	$82,913

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	September 30,	December 31,
	2017	2016

Prepaid insurance	$10,106	$46,489
Prepaid consulting fees - stock based	374,272	113,791
Other prepaid fees	2,500	--
Deposits	5,075	--
Total prepaid expenses and deposits	$391,953	$160,280

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	September 30,	December 31,
	2017	2016

Office furniture & equipment	$33,225	$33,225
Software	--	1,200
Less: accumulated depreciation	(22,934)	(20,141)
Total property and equipment, net	$10,291	$14,284

During the three and nine months ended September 30, 2017, the Company recorded depreciation expense of $1,306 and $3,993, respectively, and during the three and nine months ended September 30, 2016, we recorded depreciation expense of $1,408 and $3,919, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following at:

	September 30,	Accumulated	September 30,
	2017 Gross	Amortization	2017 Net

License agreements and contracts	$75,000	$(21,250)	$53,750
Domain names	75,000	(37,500)	37,500
Software	43,500	(4,832)	38,668
	$193,500	$(63,582)	$129,918

	December 31,	Accumulated	December 31,
	2016 Gross	Amortization	2016 Net

License agreements and contracts	$75,000	$(10,000)	$65,000
Domain names	75,000	(30,242)	44,758
Capitalized software costs	25,000	-	25,000
	$175,000	$(40,242)	$134,758

On July 31, 2017, the Company sold an unrestricted license to its payment service provider (“PSP”) software for a total $30,000 to be paid in 3 tranches.  $15,000 was paid in the quarter ended September 30, 2017.  A $10,000 payment was made during October 2017 and the remainder will be paid prior to the end of December 31, 2017.  In 2016, it was believed that this asset had little to no value as part of the Company’s strategy at that time and was fully impaired.

On July 18, 2017, the Company agreed to sell its portfolio of merchant accounts for a total of $341,021, and on July 28, 2017, the Buyer paid $238,715 to the Company at closing. The remainder of the purchase price of $102,306 will be released subject to certain performance metrics of the portfolio. Up to half will be released after 18 months, and up to half released after 24 months after Closing.

On February 14, 2017, the Company sold a previously impaired patent license revenue stream pursuant to a License Agreement with goEmerchant, LLC (“goEmerchant”). The patents which were the subject of the revenue stream expired on or about February 5, 2016. On February 20, 2017, goEmerchant contacted the Company asking for repayment of $54,784 (the “Repayment Amount”). The Company disputes the amount owed and believes there are additional payment obligations owed from goEmerchant to the Company which more than offsets the Repayment Amount.  The Company is reviewing its options to enforce all its rights under the License Agreement and collect any obligations owed to it.

Because of change in management in January 2017 and subsequent change in strategy, on March 3, 2017, the Company sold all the assets associated with Yowza!! for $25,000. The assets were sold to iOT Broadband LLC, an LLC owned by Michael Kelly, a previously reported 5% shareholder of the Company’s common stock. Mr. Kelly became a director of the Company on September 13, 2017.

During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $9,793 and $23,340, respectively.  Amortization expense for the three and nine months ended September 30, 2016 was $116,758 and $338,518, respectively.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

During the three months ended March 31, 2017, we entered into three Bridge Note Agreements totaling $46,000 with one of our investors. The three Bridge Notes were interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.10 per share and had maturity dates of April 30, 2017.  The Bridge Notes also included warrants to purchase two shares of the Company’s common stock, at a price of $0.135, for each dollar loaned to Spindle. The total discount attributable to these transactions was $32,716.  During the three months ended June 30, 2017, two of these Bridge Notes totaling $31,000 were paid in full through conversion to Spindle stock.  The remaining $15,000 Bridge Note was repaid in cash during the three months ended September 30, 2017.  In August of 2017, the holder of the Bridge Notes exercised the related warrants for 92,000 shares of restricted common stock at a price of $0.135 per share.  During the three and nine months ended September 30, 2017, interest expense related to the warrants and the beneficial conversion feature totaled $0 and $32,716, respectively.

In December 2016, we entered into a $5,000 Bridge Note Agreement with one of our investors. The Bridge Note is secured by the Company’s assets and includes warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction is $525.  During the three and nine months ended September 30, 2017, interest expense related to the warrants and the beneficial conversion feature totaled $0 and $525, respectively.  At September 30, 2017, no payments had been made on the $5,000 Bridge Note.  The holder of the $5,000 Bridge Note, which was due 45 days from the date of the note, waived the 45-day term.  In August of 2017, the holder of the Note exercised the related warrants for 10,000 shares of restricted common stock at a price of $0.135 per share.

On May 18, 2016, we converted a $182,000 payable to an investor in the Company and entered into a Convertible Promissory Note (“Note”) with that investor. The Note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018. The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the amount of the debt. This amount is amortized to interest expense over the term of the note. During the three and nine months ended September 30, 2017, interest expense of $2,525 and $7,494 and interest expense related to amortization of the discount on the unpaid notes of $21,047 and $62,453 was recorded, respectively.  The balance of the unamortized discount at September 30, 2017, was $66,021. During the nine months ended September 30, 2017, the Company made no payments to the Note’s principal balance. At September 30, 2017, the unpaid balance of the Note was $167,000.

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company which formalized various advances previously received from the former director in the amount of $51,300 and allowing for future advances at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, we issued warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and was amortized to interest expense over the term of the Grid Note. During the three and nine months ended September 30, 2017, the Company repaid $0 and $4,000 of the principal balance of the Grid Note, respectively.  During the three and nine months ended September 30, 2016, the Company repaid $0 and $7,500 of the principal balance of the Grid Note, respectively.  At September 30, 2017, the balance of the Grid Note was $44,552.

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

On March 3, 2017, we entered into an $100,000 Bridge Note Agreement with a stockholder of over 5% of the Company. The Bridge Note was secured by the Company’s assets, was convertible to shares of the Company’s restricted stock at $0.10 per share and included warrants to purchase two shares of the Company’s common stock, at a price of $0.15, for each dollar loaned to Spindle. This Bridge Note had no stated maturity date.  The total discount attributable to this transaction was $100,000.  The Bridge Note was converted to Spindle stock on March 3, 2017, and interest expense related to the warrants and the beneficial conversion feature totaling $100,000 was recorded.  No warrants related to this Bridge Note have been exercised.

In December 2016, we entered into a $10,500 Bridge Note Agreement with one of our directors.  The Bridge Note was secured by the Company’s assets and included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $1,102.  During the three and nine months ended September 30, 2017, interest expense related to the warrants and the beneficial conversion factor totaled $0 and $1,102, respectively.  At September 30, 2017, the $10,500 Bridge Note had been paid in full.  No warrants related to this Bridge Note have been exercised.

On March 25, 2016, we entered into an agreement with a stockholder of over 5% of the Company. This agreement is for a $100,000 promissory note, convertible to stock under certain circumstances. The note bears an interest rate of 6% per annum and has a maturity date of March 25, 2018. The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the three and nine months ended September 30, 2017, interest expense of $1,512 and $4,488, and interest expense related to amortization of the discount on the unpaid note of $4,201 and $12,466 was recorded, respectively. The balance of the unamortized discount at September 30, 2017 was $8,037.

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001.   There are no preferred shares issued or outstanding as of September 30, 2017.

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

•

Authorized the issuance of 700,000 shares of common stock valued at $103,900 for the purchase of software and domain names. At June 30, 2017, 400,000 of these shares with a value of $60,400 are to be returned to the Company and the value is recorded as stock receivable on our balance sheet.

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

During the three months ended September 30, 2017, the Company:

•

Issued 121,503 shares of common stock to attorneys and a former director for services provided.  These shares were authorized but unissued at June 30, 2017.

•

Authorized the issuance of 6,000 shares of common stock to attorneys as payment for their services.  The estimated fair value of these shares totaled $1,000.  At September 30, 2017, these shares were unissued.

•

Cancelled 900,000 of common stock due to non-performance of agreements.  These shares had a fair value of $142,900 and were returned to the Company as of September 30, 2017.

•

Issued 112,000 shares of common stock with a value of $15,120 to a holder of Company stock warrants upon exercise of such warrants related to certain Bridge Notes Payable and a Security Purchase Agreement.

NOTE 11 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

Options:

During the three months ended September 30, 2017, the Company granted 100,000 employee options to purchase shares of common stock at an exercise price of $0.15 per share, with grant date fair values of $0.13, and granted 200,000 employee options to purchase shares of common stock at an exercise price of $0.18, with a grant date fair value of $0.156. The options vest ratably on an annual basis over three years, and expire ten years from grant date.

During the three months ended March 31, 2017, the Company granted 690,000 options to employees and consultants to purchase shares of common stock at an exercise price of $0.23 per share, with grant date fair values of $0.05. The options vest ratably on an annual basis over three years, and expire ten years from grant date.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	2,990,000	$0.426	8.10
Granted	--	--	--
Exercised	--	--	--
Forfeited/Cancelled	(1,442,500)	--	--
Outstanding at December 31, 2016	1,547,500	$0.357	7.56
Exercisable at December 31, 2016	1,431,666	$0.345	7.44

Outstanding at December 31, 2016	1,547,500	$0.357	7.56
Granted	990,000	$0.170	9.81
Exercised	--	--	--
Forfeited/Cancelled	(280,000)	$0.230	--
Outstanding at September 30, 2017	2,257,500	$0.309	7.66
Exercisable at September 30, 2017	1,547,500	$0.357	6.81

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

In conjunction with a Stock Purchase Agreements in September 2016, the Company granted common stock purchase warrants that entitle the holder to purchase 35,000 additional shares of Spindle common stock at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement.  In August 2017, the holder exercised his purchase rights for 10,000 of these shares.

In conjunction with a Bridge Loan Agreement in December 2016, the Company granted common stock purchase warrants that entitle the holder to purchase 10,000 additional shares of Spindle at a price of $0.135 per share. The holder exercised his purchase rights for these 10,000 shares in August of 2017.

In conjunction with the Bridge Loan Agreements in the three months ended March 31, 2017, the Company granted common stock purchase warrants that entitle the holder to purchase 92,000 additional shares of Spindle at a price of $0.135 per share. The holder exercised his purchase rights for these 92,000 shares in August of 2017.

During the three months ended September 30, 2017, the Company granted common stock purchase warrants that entitle the holder to purchase 18,519 shares of the Company’s common stock at a price of $0.135 per share.  These warrants were issued in relation to a Stock Purchase Agreement dated April 25, 2017, and the holder may exercise his purchase rights at any time up to the third anniversary of the agreement.

The following is a summary of the status of the Company’s stock warrants as of September 30, 2017:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	600,000	$0.500	1.47
Granted	883,420	$0.135	2.79
Exercised	--	--	--
Forfeited/Cancelled	(200,000)	$0.500	--
Outstanding at December 31, 2016	1,283,420	$0.249	2.99
Exercisable at December 31, 2016	1,183,420	$0.228	3.12

Outstanding at December 31, 2016	1,283,420	$0.249	2.99
Granted	360,519	$0.135	2.43
Exercised	(112,000)	$0.135	--
Forfeited/Cancelled	--	--	--
Outstanding at September 30, 2017	1,531,939	$0.230	2.28
Exercisable at September 30, 2017	1,481,939	$0.221	2.48

NOTE 12 - SUBSEQUENT EVENTS

On October 2, 2017, the Company entered into a binding term sheet whereby the Company would acquire all the shares of a privately held payments processing company. As part of this transaction, certain management of the target company would join the Company as the CEO and CTO upon closing. The binding term sheet will expire on December 31, 2017.

On October 2, 2017, we entered into a $15,000 Bridge Note Agreement with one of our investors. The Bridge Note is interest free, secured by Company assets, convertible to shares of the Company’s restricted stock at $0.10 per share and has a maturity date of April 2, 2018.

On October 17, 2017, we entered into a convertible promissory note with a director of the Company. The principal amount of the Convertible Note is $103,000 and matures on October 17, 2018. The Convertible Note accrues interest at the rate of ten percent (10%) per annum. The Convertible Note may be prepaid by the Company with various redemption premiums applicable depending on when the Company prepays the principal balance. The Convertible Note is convertible into shares of the Company’s common stock at a conversion price of thirty-five (35%) discount to the lowest trading price during the previous twenty trading days to the date of a notice of conversion. The Convertible Note is convertible, at the Holder’s election, only after 180 days after issuance.

On October 23, 2017, the Company received a $10,000 payment for an installment of the amount due for the PSP software code described in the Overview section of the MD&A section of this Form 10-Q.

On October 24, 2017, the Company issued 112,000 previously authorized shares of restricted common stock upon receipt of funds for the exercise of warrants attached to various bridge notes with one of our investors.

On November 13, 2017, the Company issued 50,000 shares of restricted common stock priced at $0.10 per share as a conversion of a $5,000 advance from one of our former directors.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure
Cash paid for interest	$1,442	$1,147
Cash paid for income taxes	--	--
Accounts receivable reduced due to sale of assets	(1,656)	--
Increase in prepaid due to prepaid share-based compensation	(445,580)	70,000
Shares issued for purchase of software	(43,500)	--
Shares issued to settle accrued liabilities	(266,300)	--
Shares issued to settle accrued liabilities - related party	(30,747)	--
Repayment of advance in shares	(12,000)	--
Notes payable reclassified from convertible notes payable	(5,000)	--
Convertible notes payable reclassified from notes payable	5,000	--
Repayment of notes payable related party in lieu of shares	(31,000)	--
Initial BCF credited to paid-in-capital	(34,343)	--
Repayment of convertible note payable - related party in lieu of shares	(100,000)	--
Discount on notes payable reclassified to discount on notes payable - related party	(100,000)	--
Cancellation of shares issued for services	(142,900)	--
Shares returned for legal services	--	(1,595,000)
Conversion of advances to notes payable	$--	$282,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements about Spindle Inc.’s (“SPDL,” “we,” “us,” or the “Company”) business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, whether our services are accepted in the marketplace, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,”believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Overview

Spindle, Inc. is an emerging provider of innovative marketing and commerce solutions delivered through the “Catalyst” brand.  The Catalyst Marketing System, which is in the development stage, is a proprietary, integrated marketing and commerce solution to assist merchants increase customer acquisition, enhance the customer experience, and enhance transactional growth. The Catalyst Marketing System will be primarily focused on Small to Medium-sized Businesses (SMBs).

Spindle’s core expertise is its payments-related technology, including a secure payments gateway, mobile payments technology and security software. We generate payment processing revenue through our Catalyst Gateway payment process.  Spindle can also operate opportunistically as a sales agent for other payment processing companies who may provide certain advantages to merchants not viable on our own gateway.  Spindle’s Gateway services have the potential to be bundled with the Catalyst Marketing System. We believe that our secure payments process as well as our Catalyst Marketing System will help to drive consumer transactions with our merchants, creating loyalty and recurring revenues for Spindle.

Gateway services are also bundled with the Catalyst Marketing System. We believe that our secure payments process as well as our Catalyst Marketing System will drive consumer transactions with our merchants, creating loyalty and recurring revenues for Spindle.

Spindle has grown its business through acquisitions in the past, and expects to add accretive technologies to expand in the future from time-to-time with an on-going focus on deploying strategic initiatives to leverage our own internal marketing and sales capabilities, along with distribution channels, to increase merchant conversions to our platform and transactional growth for our merchants’ customers.

Because our operating expenses exceed our revenues, we have relied primarily on sales of our securities, some of our assets, and loans from related parties to fund our operations. We will continue to require substantial funds to support our operations and carry out our business plan. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our partners. We may not be successful in raising additional funds as needed or if successful we may not be able to raise funds on terms that are favorable to us. We cannot guarantee that we will ever be profitable. As a result, our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Our potential revenue streams are relatively new and not yet begun to contribute materially to our operations. Thus, we are unable to accurately forecast future revenue. Our management is hopeful that as our base of operations continues to grow, we will see a corresponding increase in licensing and transactional revenue.

On February 14, 2017, the Company sold a patent license revenue stream pursuant to a License Agreement with goEmerchant, LLC (“goEmerchant”). The patents which were the subject of the revenue stream expired on or about February 5, 2016. On February 20, 2017, goEmerchant contacted the Company asking for repayment of $54,784.43 (the “Repayment Amount”). The Company disputes the amount owed and believes there are additional payment obligations owed from goEmerchant to the Company which more than offsets the Repayment Amount. The Company is reviewing its options to enforce its rights under the License Agreement and collect any obligations owed to it.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our patented conversion and networked payment processes under the Spindle product line and licensing of our intellectual property. During the three and nine months ended September 30, 2017, we generated $48,469 and $119,733 in revenues, respectively, and incurred $7,099 and $44,577 in cost of sales, respectively, which produced gross profits of $41,370 and $75,156, respectively. Included in the three and nine months were $35,158 for the sale of other portfolio products. This compares to revenues during the three and nine months ended September 30, 2016 of $115,996 and $588,411, respectively, and cost of sales of $28,278 and $52,642, respectively, which produced gross profits of $87,718 and $535,769, respectively.

The period-over-period decrease in revenues and gross profit is due to the portfolio and other product sales.

Management is returning more of its focus to its core merchant processing expertise, and has developed a growing pipeline of business that we believe will begin yielding measurable results late in the 4th Q 2017 and into 2018.

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

For the three and nine months ended September 30, 2017, we incurred operating expenses in the amount of $617,645 and $1,666,629, respectively, as compared to $2,412,014 and $4,549,012 for the three and nine months ended September 30, 2016, respectively. The amounts for the three and nine months ended September 30, 2017 are comprised of $11,099 and $27,333 in depreciation and amortization expense related to our fixed assets; $8,109 and $17,872 in promotional and marketing expenses; $147,205 and $343,392 in consulting fees; $240,397 and $557,968 in salaries and wages; $12,583 and $91,086 in directors’ fees; $82,932 and $325,500 in professional fees; and $115,320 and $303,478 in general and administrative expenses.  The amounts for the three and nine months ended September 30, 2016 are comprised of $118,166 and $342,732 in depreciation and amortization expense related to our intellectual property and fixed assets; $5,776 and $18,476 in promotional and marketing costs; $126,989 and $407,163 in consulting fees; $263,836 and $1,200,813 in salaries and wages; $28,610 and $121,755 in directors’ fees; $146,618 and $365,974 in professional fees; $203,691 and $530,114 in general and administrative expenses; and $1,518,328 and $1,561,985 as a loss on the impairment of long-lived assets.

Operating expenses are lower in 2017 compared to the three and nine months ended September 30, 2016, due to Management’s focus on controlling costs.  The 2016 write-off of assets that no longer had value to the company resulted in a significant decrease in amortization and depreciation, and the departure of five employees in June of 2016, reduced salaries and wages.  As we grow in 2017 and 2018, we expect these costs, especially payroll, to increase.

Other Income and Expense

During the three and nine months ended September 30, 2017, we received $238,716 for the sale of a portion of our residual portfolio.

During the three months and nine months ended September 30, 2017, we recognized a loss on sale of assets of $0 and $195,244, respectively.  The amount is comprised of a $172,461 loss related to the sale of rights to future revenue streams of income from several licensed patents, a $31,900 loss in regard to the sale of assets related to the Yowza!! brand, and a $883 loss from a prior year sale.  These losses were offset by the collection of an additional $10,000 related to the C & H transaction in December of 2016.  During the same periods for 2016, the loss on sale of assets was zero.

During the three months and nine months ended September 30, 2017, we recognized a $8,250 gain on the cancellation of the Company’s shares of common stock due to the cancellation of a consulting agreement.  The shares were returned to the Company and the unamortized portion of the agreement’s value was recognized as gain.   During the same periods for 2016, the gain on cancellation of shares was zero.

During the three and nine months ended September 30, 2017, we recognized interest expense of $24,403 and $136,370, respectively. This compares to $19,816 and $37,478 in interest expense for the three and nine months ended September 30, 2016, respectively. The increase in 2017 is mainly related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the three and nine months ended September 30, 2017.

During the three and nine months ended September 30, 2017, we recognized interest expense - related parties of $5,603 and $118,056, respectively. This compares to $5,713 and $11,737 in interest expense for the three and nine months ended September 30, 2016, respectively.  The increase in 2017 is related to the recognition of interest expense from the beneficial conversion feature of convertible debt recorded in the three and nine months ended September 30, 2017.

Net Losses

We have experienced net losses in all periods since our inception. Our net loss for the three and nine months ended September 30, 2017 was $359,315 and $1,794,144, respectively. Net losses are attributable to the lower revenues in 2017 as described above and in the increase in interest expense. During the three and nine months ended September 30, 2016, we incurred a net loss of $2,349,834 and $4,187,596, respectively, which were mainly attributable to the Company’s increase in G&A costs, the result of a legal settlement and the recognition of losses on impairment of long-lived assets.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to narrow or cease.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2017 was $814,361 compared to $1,045,863 of cash used in operations during the comparable period ended September 30, 2016. The decrease in the use of cash for operating activities in 2017 is mainly due to the increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2017, net cash provided by investing activities totaled $278,715, which was received from the sale of a major portion of the Company’s residual portfolio and intangible assets related to the Yowza!! platform.  During the nine-month period ended September 30, 2016, net cash used in investing activities consisted of $204,691, mainly for labor expense related to additional software development costs.

During the nine months ended September 30, 2017, net cash provided by financing activities totaled $549,610, comprised of $172,610 received from investors for purchases of our common stock and $419,500 in proceeds from advances to and notes payable and notes payable - related party issued by the Company, offset by $42,500 in repayments of advances and notes.  In comparison, during the nine months ended September 30, 2016, net cash provided by financing activities totaled $1,105,107, comprised of $1,243,107 received from investors for purchases of our common stock, offset by $100,000 paid as part of a legal settlement to repurchase outstanding warrants and $38,000 in repayments of notes and advances to the Company.  Also, in 2016, a previous advance to the Company was converted to a note payable, and is included in Notes payable - related party, net, on our balance sheet.

As of September 30, 2017, we had $17,606 of cash on hand, none of which is restricted. Our management believes this amount may not be sufficient to maintain our operations for at least the next 12 months. We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash. We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

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

Intangible assets and software development costs

Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of the Company’s property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

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

We record stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued, or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2017, based on the framework in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were ineffective due to limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings, to which the Company or any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A. Risk Factors.

Our significant business risks are described in our Annual Report on Form 10-K filed with the SEC on April 19, 2017, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, the Company:

•

Issued 121,503 shares of common stock to attorneys and a former director for services provided.  These shares were authorized but unissued at June 30, 2017.

•

Authorized the issuance of 6,000 shares of common stock to attorneys as payment for their services.  The estimated fair value of these shares totaled $1,000.  At September 30, 2017, these shares were unissued.

•

Cancelled 900,000 of common stock due to non-performance of agreements.  These shares had a fair value of $142,900 and were returned to the Company as of September 30, 2017.

•

Issued 112,000 shares of common stock with a value of $15,120 to a holder of Company stock warrants upon exercise of such warrants related to certain Bridge Notes Payable and a Security Purchase Agreement.

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

10.2	Binding Term Sheet dated October 2, 2017 (5)
10.3	Convertible Promissory Note (6)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer*
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Financial Officer*
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation *

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

(5)

Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant with the SEC on October 6, 2017.

(6)

Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the SEC on October 20, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Jack A. Scott	Chief Executive Officer, Principal Executive Officer	November 20, 2017
Jack A. Scott

/s/ Habib Yunus	Chief Financial Officer, Principal Financial Officer	November 20, 2017
Habib Yunus