Form 10-K/A
period 2016-12-31
SPINDLE, INC.
filed 2018-02-16
CIK 1403802

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Spindle, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Amendment”), as originally filed with the Securities and Exchange Commission on April 19, 2017 (the “Original Form 10-K”), to (i) remove adjusted EBITDA filed in the Original Form 10-K, (ii) add Antone Biondo to Executive Compensation, and (iii) remove Incorporated by reference to the Registration Statement on Form S-8 filed by the registrant with the Securities and Exchange Commission on June 5, 2014.

Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Payment processing services are becoming commoditized, driving MSPs, ISOs and payment processors to seek out new value-added features and benefits to add to their platforms in order to not only attract, but also retain merchants.  While payment processing is a core strength, Spindle believes that the richly featured elements of our Catalyst Platform offer merchants unique services that will not only help grow their customer base, but also create the loyalty necessary to retain them.  This provides us with the ability to add more sales channel partners in the payments industry that do not have the ability to create or deliver the integrated marketing solutions we can provide.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2016, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures were ineffective because of limited resources and personnel resulting in a lack of segregation of duties .

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was ineffective as of December 31, 2016.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various control procedures not regularly performed due to the lack of staff and resources.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compens ation ($)	Non- qualified Deferred Compens ation Earnings ($)	All Other Compens ation ($)	Total ($)
Jack Scott	2016	-	-	-	-	-	-	-	-
Chief Executive Officer

John Devlin*	2016	-	-	30,750(2)	-	-	-	-	30,750
Interim Chief Financial Officer	2015	-	-	60,750(2)	-	-	-	-	60,750

Michael Schwartz*	2016	60,000(3)	-	46,576(3)	-	-	-	-	106,576
Former President and Chief Executive Officer

William Clark*	2016	87,500(4)	-	13,000 (4)	-	-	-	-	100,500
Former President and Chief	2015	200,0005()	-	63,700 (5)	-	-	-	-	263,700
Executive Officer

John Hunnicutt*	2016	80,167	-	-	-	-	-	-	80,167
Former Chief Financial Officer

Antone Biondo	2016	148,703(6)		-	-	-	-	-	149,703
Executive Vice President	2015			-	-	-	-	-	31,500

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

(6)

Mr. Biondo had accrued compensation of $7,292 at the end of 2016.  In March of 2017, Mr. Biondo received $3,646 in cash and 55,662 shares of Company common stock which had an aggregate fair value of $3,646 as payment of the amount owed him.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this, 15th day of February 2017.

SPINDLE, INC.

(Registrant)

Signature	Title	Date

/s/ Jack A. Scott	Interim Chief Executive Officer,	February 15, 2018
Jack A. Scott	Principal Executive Officer

/s/ John Devlin	Interim Chief Financial Officer,	February 15, 2018
John Devlin	Principal Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jack A. Scott Jack A. Scott	Interim Chief Executive Officer, Principal Executive Officer	February 15, 2018

/s/ John Devlin John Devlin	Interim Chief Financial Officer, Principal Financial Officer, Director	February 15, 2018

/s/ Francis Knuettel II Francis Knuettel II	Chairman of the Board of Directors, Director	February 15, 2018

/s/ Glenn Bancroft Glenn Bancroft	Director	February 15, 2018

/s/ Habib Yunus Habib Yunus	Director	February 15, 2018

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Specimen Common Stock Certificate of the Company (6)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
10.2	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.3**	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (6)
10.5+	Spindle, Inc. 2012 Stock Incentive Plan (1)
10.8+	Consulting Services Agreement by and between Spindle, Inc. and Glenn Bancroft (6)
10.9+	Spindle, Inc. 2014 Consultants’ Compensation Plan (10)
10.10+	Asset Purchase Agreement entered into on June 4, 2015 by and between Spindle, Inc. and C&H Financial Services, Inc. (5)
10.11+	Executive Consulting Agreement by and between Spindle, Inc. and Michael J. Schwartz (8)
10.12	Consulting Services Agreement by and between Spindle, Inc. and Camden Capital, LLC (9)
14.1	Code of Ethics(7)
21.1	List of subsidiaries of Spindle, Inc. (6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

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

(8)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on June 14, 2016.

(9)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on June 30, 2016.

(10)

Incorporated by reference to the Registration Statement on Form S-8 filed by the registrant Securities and Exchange Commission on June 6, 2014.

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

To continue as a going concern, the Company may need, among other things, additional capital resources. There are no assurances that without generating new revenue in 2017 that the Company will be successful without additional financing. Should revenues not grow sufficiently, and the company will not be able to secure additional financing through the sale of it securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

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