Form 10-K
period 2017-12-31
SPINDLE, INC.
filed 2018-04-17
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ]  No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, 83,554,651 shares, as of June 30, 2017, was $14,204,291 based on the closing price per share reported on such date.

As of April 17, 2018, the registrant has 86,861,298shares of common stock, par value $0.001, issued and outstanding.

EXPLANATORY NOTE:

This Annual Report  for the period December 31, 2017  contains  financial statements which have not been audited by our independent registered public accounting firm in accordance with Article 2 of SEC Regulation S-X. The Company shall file an amendment to this Annual Report to include the audited financial statements together with the report from our independent registered public accountant as soon as practicable.

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

PART I

Item 1. Business.

Company History

Spindle, Inc. is a merchant of commerce solutions focused on the Small and Medium-sized Business (“SMB”) market.  The Company was originally incorporated in the State of Nevada on January 8, 2007 as “Coyote Hills Golf, Inc.”  We were previously an online retailer of golf-related apparel, equipment and supplies.  Prior to the acquisition of the assets of Spindle Mobile, Inc. (“Spindle Mobile”), as described below, we generated minimal revenues from the golf-related business.

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

Business Description

Spindle provides payment processing services to merchants using its Catalyst Gateway, and acts as an agent, independent contractor or referral partner to broker merchants that it secures to other merchant processors for ongoing fees based on processing volume. Spindle serves Small to Medium-sized Businesses (SMBs) in these capacities. Spindle’s Catalyst Gateway currently has Eurocard-MasterCard-Visa (“EMV”) ready solutions and is PCI compliant, but WorldPay, licensor of our gateway, has advised us that they will no longer provide platform updates as it transitions to more current gateway platforms.  While Spindle can still use the Catalyst Gateway, and currently has some merchants on the platform, we have decided to board future merchants on third-party platforms as described above.

Catalyst Gateway

Spindle acquired the Catalyst Gateway license as part of the asset acquisition from Catalyst Business Development, Inc. which was finalized on October 23, 2015. The Catalyst Gateway is a branded license of the Merchant Partners software. The gateway license was contracted for Spindle directly with WorldPay, the current domestic master license holder for the Merchant Partners gateway software. While Spindle will be able to continue to operate its gateway, WorldPay has informed its licensees that it will no longer provide platform updates.

Market Conditions in the Payment Processing Industry

The payment processing industry will continue to evolve and experience new market entrants with new technology and security regulations.  As merchants and acquiring banks seek services to enhance their own offerings to consumers, EMV chip-based cards are required to be adopted to maintain current security standards.  As EMV becomes more widely adopted, the industry expects a redistribution of fraud to points left vulnerable, thus there will be a need for adapted security and fraud management services, information services, and support for omni-commerce environments. To meet this evolving need, payment processing companies will need to provide solutions and training to their merchants to ensure best practices for security and compliance are adopted.

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

Payment processing services are becoming commoditized, driving MSPs, ISOs and payment processors to seek out new value-added features and benefits to add to their platforms to not only attract, but also retain merchants.

2017 Business Strategy

Because of Spindle’s belief that the combination of marketing services combined with payment processing could create a strategic advantage in boarding merchants (“unified commerce”), during 2017 Spindle shifted its activities from the highly competitive payment processing arena, to developing marketing tools to go along with payment processing to create a unified commerce experience for merchants. Spindle’s marketing development efforts occurred under the “Catalyst” brand.

Spindle’s plan was to attract, market to, and retain its customers though the expansion of the Catalyst platform, as well as process payments for goods and services sold through it. The marketing development initiatives included the following areas:

•

Spindle began developing a vertical platform called “Catalyst Team Sports” (www.catalystteamsports.com), a tool for sports coaches to manage team activities, including player statistics, a social media utility to communicate with players and their parents regarding practices and games, and other planned functions such as fund-raising and the ability to purchase sports gear on the website;

•

Spindle began developing a second sports platform, “Sports Payment Pros” (www.sportspaymentpros.com) to primarily target sports facilities (batting cages, indoor/outdoor practice facilities, etc.);

•

Spindle began developing a broader marketing initiative, the “Catalyst Marketing System” (www.catalystmarketingsystems.com), to provide a broad range of “pay-for” marketing services for merchants, intended to be tied in to the Catalyst Gateway.

While significant progress was made on these projects, due to a lack of funding, we were unable to deliver completed, commercially viable products. Delays in the execution of project timelines led to delays in sales and ultimately resulted in cash constraints whereby costs had to be reduced and the projects shelved. While the above websites are still “live”, there is currently no business activity on any of them.

Spindle then diverted its resources to developing a merchant pipeline, exclusively for payment processing services. Through 2017, we were not able to generate significant sales from our merchant processing efforts.

Acquisitions

In September 2017, Spindle was introduced to a privately held, profitable, payment processing company (the “Target”) desiring to become part of an existing public company in the payment processing space. On October 2, 2017, we signed a binding term sheet to acquire the Target. On December 31, 2017, the term sheet was extended until March 31, 2018, and on March 31, 2018, it was subsequently extended to April 6, 2018. On April 6, 2018, we signed an Asset Purchase Agreement (the “APA”) with the Target.

 The APA outlines the terms of the Target acquisition which is stated to close on May 15, 2018. Since the transaction is not yet closed, and there are conditions precedent to closing, the financial terms of the APA and the Target’s name have been redacted. The conditions precedent to closing include a third party valuation of the Target, evaluation by Spindle’s “Asset Purchase Special Review Committee” an independent Board committee chaired by Ronald McIntyre, employment agreements for the Target’s CEO and the CTO, both of whom would hold the same positions with Spindle, asset transfer approvals, availability of cash for the asset purchase, among other conditions outlined in the APA.

Employees

We currently have two full-time employees in client services and technical administration and implementation. We also have one contract employee engaged in accounting.  We work with outside consultants at times and we have no labor union contracts.

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

Additionally, the Dodd-Frank Act provides that neither an issuer nor a payment card network may establish exclusive debit network arrangements or inhibit the ability of a merchant to choose among different networks for routing debit transactions. Under alternative rules proposed by the Federal Reserve, either (1) a debit card would meet the requirements of the Dodd-Frank Act if it could be used in at least two unaffiliated networks, or (2) each debit card would be required to function in at least two unaffiliated networks for each method of authorization that the cardholder could use for transactions (i.e., two signatures and/or two PIN networks).

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

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 1201 S. Alma School Rd., Suite 12500, Mesa, Arizona 85210. Our corporate headquarters occupy approximately 4,460 square feet of leased office space for which we pay a rate of $7,643 per month.  The lease term is 38 months with an expiration date of April 30, 2020. We are also obligated to make payments of approximately $7,600 per month under another lease agreement which expires in April 2020 for a property we no longer occupy.  We are pursuing options to reduce this commitment.

Management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

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

Quarter Ended	High	Low
March 31, 2016	$0.20	$0.14
June 30, 2016	$0.30	$0.13
September 30, 2016	$0.20	$0.14
December 31, 2016	$0.20	$0.08
March 31, 2017	$0.29	$0.06
June 30, 2017	$0.20	$0.12
September 30, 2017	$0.19	$0.12
December 31, 2017	$0.23	$0.13

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

Holders

On April 17, 2018, Spindle, Inc. had 86,861,298 shares of $0.001 par value common stock issued and outstanding, held by approximately 310 holders of record.  The transfer agent for our common stock is Manhattan Transfer Registrar Company, Inc., 531 Cardens Court, Erie, CO  80516.  (www.mtrco.com)

Securities Authorized for Issuance under Equity Compensation Plans

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “2012 Plan”) that governs equity awards to our management, employees and directors and consultants. On November 7, 2013, our stockholders approved an amendment to the 2012 Plan which increased the total authorized amount of common stock issuable under the 2012 Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the 2012 Plan. As of December 31, 2017, options to purchase up to 2,067,500 shares of common stock have been granted of which 1,637,500 are vested.

Unless previously terminated, the 2012 Plan will terminate 10 years after the earlier of (i) the date the 2012 Plan was adopted by the Board of Directors, or (ii) the date the Plan was approved by the stockholders. The types of awards permitted under the 2012 Plan include qualified incentive stock options (ISOs), non-qualified stock options, and restricted stock. Each option will be exercisable at such times and subject to such terms and conditions as the Board of Directors may specify. Stock options generally vest over three years and expire no later than ten years from the date of grant.

On June 4, 2014, our Board of Directors approved the 2014 Consultants’ Compensation Plan (“Consultant Plan”) that governs equity awards to compensate certain consultants and advisors of the Company, including but not limited to attorneys for services rendered to the Company. Of the original 4,000,000 shares of common stock authorized, there are currently 2,022,767 shares currently reserved for issuance under the Consultant’s Plan. As of December 31, 2017, 1,977,233 shares of common stock have been issued.

On February 15, 2018, we filed a Post-Effective Amendment to the registration statement on Form S-8 (the “Registration Statement”) to deregister certain shares of our common stock that were covered by the Registration Statement for issuance under the 2012Plan and the Consultant Plan (together, the “Plans”).

Pursuant to the undertaking contained in the Registration Statement to remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold, we filed the Post-Effective Amendment to the Registration Statement to deregister all the shares of Common Stock covered by the Registration Statement which remain unissued as of the date of this filing.  Upon effectiveness, no shares of common stock will remain registered under the Registration Statement for issuance under the Plans.

The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all our existing equity compensation plans as of December 31, 2017.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise prices of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,067,500	$0.309	3,932,500

Equity compensation plans not approved by stockholders (1)	-	-	2,022,767

Total	2,067,500	$0.309	5,955,267

(1)  During 2017 and 2016 we issued 21,503 and 252,772 shares of common stock, respectively, to legal firms pursuant to the Company’s 2014 Consultants’ Compensation Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended December 31, 2017, the Company:

•

Issued 1,212,980 shares of common stock for cash proceeds totaling $157,490.

•

Issued 2,570,000 shares of common stock valued at $297,800 as an incentive to purchase Company assets.

•

Issued1,310,000 shares of common stock as repayment of debt through the conversion of notes payable totaling $131,000.

•

Issued 589,444 shares of common stock to repay $74,500 in cash advanced to the Company by former directors of the Company and a third party.

•

Authorized the issuance of 1,671,503 shares of common stock to third party consultants and attorneys as payment for their services.  The estimated fair value of these shares totaled $282,390.  100,000 of these shares were unissued at December 31, 2017.

•

Issued 5,700,990 shares of common stock to directors and employees for services provided. The estimated value of these shares was $690,667.

•

Issued 112,000 shares of common stock with a fair value of $15,120 to a holder of Company stock warrants upon exercise of such warrants related to certain Bridge Notes Payable and a Security Purchase Agreement.

•

Issued 100,000 shares of common stock with a fair value of $13,000 related to a potential acquisition.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 for issuing the above securities, since the offers and sales were made solely to accredited investors and there was no form of general solicitation or general advertising relating to the offer.

Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included in this report.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Spindle’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; the accuracy of our accounting procedures and other estimates; the Company’s future financial and operating results, cash needs and demand for services; and the Company’s ability to maintain its permits and licenses. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

Spindle, Inc. provides payment processing services to merchants using its Catalyst Gateway and acts as an agent, independent contractor or referral partner to broker merchants that it secures to other merchant processors for ongoing fees based on processing volume. Spindle serves Small to Medium-sized Businesses (SMBs) in these capacities.

Spindle’s core expertise is payments processing. We generate payment processing revenue through our Catalyst Gateway, but more recently, we act as a sales agent for other payment processing companies as a result of WorldPay, our gateway licensor, informing us that they will no longer provide platform updates.

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

On February 14, 2017, the Company sold a patent license revenue stream pursuant to a License Agreement with goEmerchant, LLC (“goEmerchant”). The patents which were the subject of the revenue stream expired on or about February 5, 2016. On February 20, 2017, goEmerchant contacted the Company asking for repayment of $54,784 (the “Repayment Amount”). We dispute the amount owed and believe there are additional payment obligations owed from goEmerchant to the Company which more than offsets the Repayment Amount. We are reviewing our options to enforce our rights under the License Agreement and collect any obligations owed to us.

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

Since the Company determined that the value of Yowza!! was impaired and had a subsequent change in strategy, on March 3, 2017, the Company sold all the assets associated with Yowza!! for $25,000 to iOT Broadband LLC, an LLC owned by Michael Kelly, a previously reported 5% shareholder of the Company’s common stock. The $25,000 consideration received from the sale of the Yowza!! is less than the carrying value of internal use software, domain name, and goodwill on the balance sheet as of December 31, 2016.  Because of the sale on March 3, 2017, the Company has impaired the value of the Yowza!! assets to $25,000, recording impairment for the remaining amount of carrying value effective December 31, 2016.

During 2017, because of our belief that the combination of marketing services with payment processing could create a strategic advantage in boarding merchants (“unified commerce”), we shifted our activities from the highly competitive payment processing arena to developing marketing tools to go along with payment processing, to create a unified commerce experience for merchants. Spindle’s marketing development efforts occurred under the “Catalyst” brand. Three marketing projects were initiated; Catalyst Team Sports, Catalyst Marketing Systems, and Sports Payments Pros.

While significant progress was made on these projects, due to a lack of funding, we were unable to deliver completed, commercially viable products. Delays in the execution of project timelines led to delays in sales and ultimately resulted in cash constraints whereby costs had to be reduced and the projects shelved. While our websites are still “live”, there is currently no business activity on any of them, though with proper funding, these marketing activities could be re-launched.

Later in 2017, Spindle diverted its resources to developing a merchant pipeline, exclusively for payment processing services. Through 2017 we were not able to generate significant sales from our merchant processing efforts.

In September 2017, Spindle was introduced to a privately held, profitable, payment processing company (the “Target”) desiring to become part of an existing public company in the payment processing space. On October 2, 2017, we signed a binding term sheet to acquire the Target. On December 31, 2017, the term sheet was extended until March 31, 2018, and on March 31, 2018, it was subsequently extended to April 6, 2018. On April 6, 2018, we signed an Asset Purchase Agreement (“APA”) with the Target with a close date of May 15, 2018.

We believe the Target acquisition is critical to helping create a sustainable business for our shareholders. Should the Target acquisition be completed, we believe it would bring the following benefits to Spindle:

•

A payment processing company with an existing, profitable and growing customer base;

•

A seasoned CEO with 25-years’ experience in the payment processing space who would assume the same role at Spindle;

•

An internally developed, PCI compliant payment processing gateway that would replace Spindle’s licensed gateway (that will no longer be updated per WorldPay, the licensor);

•

An internally developed Merchant Management System (MMS);

•

A white-labeled licensed payment service provider (“PSP”) platform; and

•

A seasoned CTO who developed the gateway and MMS, with 29-years of technology experience, 15-years’ experience in the financial payments industry, and who would assume the same role at Spindle.

Because our operating expenses exceed our revenues, we have relied primarily on sales of our securities, some of our assets, and loans from related parties to fund our operations. We will continue to require substantial funds to support our operations and carry out our business plan. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our partners. We may not be successful in raising additional funds as needed or if successful we may not be able to raise funds on terms that are favorable to us. We cannot guarantee that we will ever be profitable. As a result, our independent registered accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our payment processing services under the Catalyst Gateway and more recently as a sales agent for other payment processing service providers.   During the year ended December 31, 2017, we generated a total of $88,247 in revenues and incurred $46,017 in cost of sales, which produced a gross profit of $42,230.  In the year ended December 31, 2016, we generated $589,000 in revenues and incurred $69,901 in cost of sales, which produced a gross profit of $519,099.

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; insurance costs; website costs; and other miscellaneous expenditures not otherwise classified. Accounting fees include: auditing by our independent registered public accountants, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services. Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; legal fees; and costs related to the preparation and submission of reports and information statements with the SEC.

During the year ended December 31, 2017, operating expenses totaled $2,524,295.  Comparatively, in the year ended December 31, 2016, we incurred $9,459,546 in operating expenses.  This decrease in operating expenses is mainly due to the 2016 impairments of goodwill and long-lived assets, along with the write-off of bad debt.  Depreciation and amortization was $38,172 and $428,494 for the years ended December 31, 2017 and 2016, respectively, decreasing due to the impairment of long-lived assets which had a zero balance at December 31, 2016.   General and administrative expenses were $398,512 in 2017 compared to $462,462 in 2016.  Consulting expenses increased to $735,012 in 2017 from $506,146 in 2016, due to the write-off of prepaid fees to consultants that were no longer delivering services to the Company.

Salaries, wages, and benefits decreased to $697,211 for the year ended December 31, 2017 from $1,447,009 for the year ended December 31, 2016, due to reductions in force during 2017.  Director fees decreased to $137,036 for the year ended December 31, 2017 from $160,115 for the same period in 2016, due to fewer members of our Board of Directors.   Promotional and marketing expenses decreased to $16,557 for the year ended December 31, 2017 from $19,446 for the same period in 2016 and professional fees decreased to $381,670 for the year ended December 31, 2017 from $455,139 for the same period in 2016.

The Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate. During the year ended December 31, 2017, management reviewed the carrying amount of its software, domain name and Catalyst Gateway, and determined because of changes in the focus of the Company’s current direction, these assets would not be used or no longer have material value to the Company.  Because of this analysis, $120,125 in related costs were recorded as an impairment loss.

During the year ended December 31, 2016, management reviewed the carrying amount of long-lived assets and determined that certain costs capitalized to software development would not be used, including those related to the Yowza!! platform, and had value to the Company of approximately $25,000.  Because of this analysis, $1,077,405 in capitalized software costs were recorded as an impairment loss.

The Company is required to annually test the goodwill balance for impairment by comparing the fair value of the reporting unit to the carrying amount of the reporting unit. The Company estimated the fair value of the goodwill associated with the MeNetwork acquisition and determined that the carrying value of the reported goodwill exceeded the fair value and that the entire amount was impaired. Thus, the Company recognized a loss of the remaining $1,339,984 MeNetwork goodwill in the year ended December 31, 2016. There was a zero balance for goodwill during 2017.

The Company also estimated the fair value of the goodwill associated with the acquisition of the Yowza!! assets and determined that the carrying value of the reported goodwill exceed the fair value, which due to the Company’s change in strategic direction under new management, was zero.  We therefore recognized a loss on the impairment of goodwill of $3,296,228 in the year ended December 31, 2016, related to the Yowza!! transaction.

Interest Expense

During the twelve months ended December 31, 2017, we recognized interest expense of $242,053. This compares to $61,119 in interest expense for the twelve months ended December 31, 2016. The increase in 2017 is mainly related to the recognition of interest expense from the beneficial conversion feature of additional convertible debt recorded in 2017.

During the twelve months ended December 31, 2017, we recognized interest expense - related parties of $249,606. This compares to $18,977 in interest expense - related parties for the twelve months ended December 31, 2016.  The increase in 2017 is primarily related to the recognition of interest expense from the beneficial conversion feature of additional convertible debt recorded in 2017.

Other Income (Expense)

To raise immediate cash, we sold our merchant processing portfolio to a larger merchant processor (the “Purchaser”) at industry standard multiples.  We were paid a percentage of the net revenues generated by each merchant. As with any type of portfolio, there is attrition, which can come from (1) the merchant processing fewer dollars in sales, or (2) the merchant closing its business (i.e. going out of business), or (3) the merchant taking its processing business to another ISO/processor. The sales agreement with the Purchaser, zero attrition is allowed.

Since July 2017 to January 2018, the average monthly residual was less than half of the valuation of the original guaranteed portfolio monthly residual. Any uncured shortfall of the guaranteed residual may be requested by the Purchaser.  The Agreement also stipulated that we board a minimum number of Merchant Accounts per year for two years with the Purchaser.  The Purchaser may demand that we pay them a specific amount for the number of unacquired Merchant Accounts below the Minimum Requirement per month. From July 1, 2017 to April 1, 2018 (10 months) Spindle has not boarded any merchants on the Purchaser’s platform, and it is likely that we may not board a merchant in the remaining 14 months. As a result, as of December 31, 2017, Management recorded a contingent liability of $171,312 as a potential return for consideration received and $126,000 for not boarding merchants, totaling $297,312.

The 2017 loss on the disposal of assets of $496,814 consists mainly of the contingent loss of $297,312 described above, and $172,461 related to the goEmerchant transaction described further in Footnote 6, along with various smaller items.

Other income in 2017 was mainly due to the sale of our residual portfolio described above.  In 2016, other income was mainly due to forgiveness of various debt.

During the year ended December 31, 2016, in accordance with a settlement agreement signed between the Company and Help Worldwide, Inc. (“HWW”) that terminated the license agreement between the two entities, HWW returned 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee in May 2015. The LPO license agreement was terminated amicably and not due to default or breach by any party. In conjunction with the settlement agreement, 200,000 shares of Spindle stock were returned to the Company by one of the principals of HWW, and the associated warrants were cancelled. The entire transaction resulted in a 2016 loss to the Company of $115,000.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the year ended December 31, 2017 was $3,139,042 compared to a net loss of $9,081,857 for the year ended December 31, 2016. The larger net loss in 2016 is primarily attributable to the recognition of losses on the impairment of goodwill and long-lived assets.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow

Liquidity and Capital Resources

Cash used in operating activities during the year ended December 31, 2017 was $1,054,871 compared to $1,121,000 for the year ended December 31, 2016.

Cash provided by investing activities was $283,872 during the year ended December 31, 2017, due to the sale of most of our merchant processing portfolio. Comparatively, cash used in investing activities was $204,691 in the twelve months ended December 31, 2016, mainly related to additions to software development costs.

During the year ended December 31, 2017, net cash provided by financing activities totaled $779,110, which consisted of $157,490 received from investors purchasing shares of our common stock, $710,000 in new advances and new notes payable and $15,120 received for the exercise of common stock warrants.  These receipts were offset by $103,500 in payments on our advances, notes receivable and related party notes receivable.

During the year ended December 31, 2016, net cash provided by financing activities totaled $1,168,107, which consisted of $1,283,107 received from investors purchasing shares of our common stock and $25,500 in advances and new notes payable, offset by $100,000 from the return of subscriptions and $42,500 in payments on our notes receivable and related party notes receivable.

As of December 31, 2017, we had $11,753 of cash on hand, none of which is restricted. Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months. We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

For all other sales of products or services we recognize revenues based on the terms of customer agreements, which can take the form of a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If a customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Stock-Based Compensation

We record stock-based compensation in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. Accounting principles generally accepted in the United States (“GAAP”) prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are included on pages F-1 to F-6 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-K (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2017, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were ineffective because of limited resources and personnel resulting in a lack of segregation of duties.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2017.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.   Material weaknesses exist in the segregation of duties required for effective controls and various control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets for the names and ages of our current directors and executive officers:

Name	Age	Position
Jack A. Scott	64	Interim Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board of Directors, Chairman of the Nominating Committee and Director
Habib Yunus	42	Director

Ronald S. McIntyre	69	Chairman of the Audit Committee and Director

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

Background of Executive Officers, Directors, Promoters and Control Persons

Dr. Jack Scott has served as a director since September 1, 2014 and as Interim Chief Executive Officer since January 2017.  Dr. Scott has a diverse technical and business background spanning more than 36 years that includes applied research, consulting, sales and sales management, executive positions, and ownership of a group of five recycling and manufacturing businesses, including one joint venture, through a holding company, Canadus Technologies, LLC.  Dr. Scott is a founding member of Canadus Technologies, LLC since January 2001.  Prior to his experience with Canadus Technologies, LLC, from February 1997 to January 2000, Dr. Scott was President and CEO of Encycle, Inc., a $300 million recycling subsidiary, owned by Asarco, Inc., with more than 1,000 employees.  Prior to Encycle, Inc., Dr. Scott held various senior management positions with several other companies in the recycling and manufacturing industries.  Dr. Scott’s extensive business experience led us to conclude that he should serve as a director.

Habib Yunus has served as a director since February 1, 2017 and as the Company’s Chief Financial Officer from July 1, 2017 until April 2, 2018. Mr. Yunus is a Certified Public Accountant and has more than 15 years of experience in accounting, finance and investing.  Most recently, Mr. Yunus served as the Chief Financial Officer and Senior Vice President of Nasdaq listed Payment Data Systems, Inc. from March 03, 2015 to December 30, 2016. He successfully led the company’s uplisting from the OTC Market to NASDAQ while managing its public reporting requirements including SEC filings, corporate governance and forecasting.  Prior to joining Payment Data, he was the Managing Director and Founder of W Energy Advisory LLC since January 2013, focused on advising clients on energy investments, joint venture transactions, project management and market research in North America for Asian investors. Before founding W Energy Advisory, from September 2010 to January 2013, he was the Lead Project Manager for Toyota Tsusho America, Inc., where in 2012 he originated and negotiated a $602 million joint venture between Toyota Tsusho Corporation (Japan) and Encana Corporation. Prior to his position at Toyota Tsusho America, Inc., he served as the Head of Tax and Special Assistant to the Chief Financial Officer of Shinsei Bank Ltd. in Tokyo, Japan from July 2004 to June 2010.  Mr. Yunus holds a B.S. in Accounting and Master of Accounting (Tax specialization) degrees from the University of Florida.

Ronald S. McIntyre was appointed as a director on April 3, 2018.  Mr. McIntyre has extensive management experience with technology companies and start-ups in the United States and Canada. From 2009 to the present, Mr. McIntyre has worked as an SEC compliance consultant providing securities law services to private and public companies. Mr. McIntyre was President and Director of Vocalscape Networks, Inc. from 2004 through 2008, served as a director of Nevstar Precious Metals, Inc. (NVPM), and is Secretary of SPARC Asia Ltd. Mr. McIntyre also served as Vice President, Sales & Marketing, Director of IT, and COO for Aimtronics Corporation. Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company’s merger with Modatech (NASDAQ). In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has an Audit Committee which currently has three members; Jack Scott, Habib Yunus and Ronald McIntyre, Chairman.  The main functions of the Audit Committee are to oversee our accounting and financial reporting processes, our internal systems of control, independent auditor relationships and the audits of our financial statements. The Board of Directors has determined Mr. McIntyre to be an audit committee financial expert.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2017, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, except for our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Jack Scott and John Devlin	1	Each had 1 transaction which was not reported on a timely basis regarding the issuance of shares of common stock in lieu of cash compensation for 2016 director fees.

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

Item 11. Executive Compensation

The following summary compensation table indicates all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2017 and 2016 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	Non- equity incentive plan compens ation ($)	Non- qualified deferred compens ation earnings ($)	All other compens ation ($)	Total ($)
Jack Scott	2017	-	-	-	-	-	-	-	-
Interim Chief Executive Officer, Interim Chief Financial Officer	2016	-

Habib Yunus*	2017	75,000	-	-	-	-	-	45,471(2)	120,471
Director	2016	-	-	-	-	-	-	-	-

Richard Davis	2017	73,900	-	-	44,200(3)	-	-	-	118,100
Former Executive Vice President	2016	-	-	-	-	-	-	-	-

John Devlin*	2017	-	-	-	-	-	-	-	-
Interim Chief Financial Officer	2016	-	-	30,750(4)	-	-	-	-	30,750

Antone Biondo	2017	109,656	-	-	-	-	-	-	113,198
Former Executive Vice President	2016	148,703(5)	-	-	-	-	-	-	148,703

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	Non- equity incentive plan compens ation ($)	Non- qualified deferred compens ation earnings ($)	All other compens ation ($)	Total ($)
Michael Schwartz*	2017	-	-	-	-	-	-	-	-
Former President and Chief Executive Officer	2016	60,000(6)	-	46,576(6)	-	-	-	-	106,576

William Clark*	2017	-	-	-	-	-	-	-	-
Former President and Chief	2016	87,500(7)	-	13,000 (7)	-	-	-	-	100,500
Executive Officer

John Hunnicutt*	2017	16,163	-	-	-	-	-	-	16,163
Former Chief Financial Officer	2016	80,167	-	-	-	-	-	-	80,167

* Mr. Schwartz resigned from his position as Chief Executive Officer in January of 2017 and Mr. Clark resigned from his position as Chief Executive Officer in June of 2016.  Mr. Devlin was appointed interim Chief Financial Officer effective August 31, 2015 and continued in that role until June of 2016, when John Hunnicutt was appointed as CFO.  Mr. Hunnicutt resigned his position in January of 2017.   Mr. Devlin passed away on March 8, 2018. Mr. Yunus served as the Company’s CFO from July 1, 2017 to April 6, 2018.

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

(2)

Prior to joining Spindle as Chief Financial Officer, Mr. Yunus received 317,143 shares of Company common stock with a value of $45,471 under the terms of a consulting agreement.  Mr. Yunus had accrued compensation of $6,250 at the end of 2017.

(3)

Mr. Davis was granted options for a total of 300,000 shares of Company common stock, which vest ratably over the next three years.  Mr. Davis left the Company on March 31, 2018.

(4)

In relation to his role as Interim Chief Financial Officer, Mr. Devlin was awarded 30,000 shares of the Company’s common stock per month.  135,000 shares with a value of $60,750 were accrued at December 31, 2015.  These shares were issued to Mr. Devlin in March of 2016.  Mr. Devlin’s was awarded and issued 180,000 shares with a value of $30,750 for his service as Interim CFO in 2016.

(5)

Mr. Biondo had accrued compensation of $7,292 at the end of 2016.  In March of 2017, Mr. Biondo received $3,646 in cash and 55,662 shares of Company common stock which had an aggregate fair value of $3,646 as payment of the amount owed him.  Mr. Biondo left the Company on September 15, 2017.

(6)

Per his consulting agreement in relation to his role as Chief Executive Officer, Mr. Schwartz accrued $60,000 as salary and 280,500 shares of stock valued at $46,576.  At December 31, 2016, $30,000 and 127,500 shares were accrued.  Mr. Schwartz received the 127,500 shares in January of 2017 and the $30,000 payment has not yet been made.

(7)

In lieu of $12,500 of compensation, Mr. Clark was issued 92,593 shares of common stock which had an aggregate grant date fair value of $12,963.

Outstanding Equity Awards at December 31, 2017

The following table presents certain information concerning outstanding equity awards for our named executive officers at December 31, 2017. No options were exercised by our named executive officers during the last three fiscal years.

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date

Jack Scott	150,000(1)	-	0.13	Dec. 23, 2025

Richard Davis	-	100,000(2)	0.15	June 30, 2027
	-	200,000(3)	0.18	July 31, 2027

John Devlin	300,000(4) 150,000(5) 150,000(1)	- - -	0.50 0.50 0.13	Oct 29, 2022 Jan. 29, 2024 Dec. 23, 2025

(1)

The vesting of shares subject to this option occurred on the one-year anniversary of the grant, December 23, 2015.

(2)

The shares subject to this option vest annually over a three-year period beginning on July 1, 2017 in increments of 1/3rd per year.

(3)

The shares subject to this option vest annually over a three-year period beginning on August 1, 2017 in increments of 1/3rd per year.

(4)

The vesting of shares subject to this option occurred on the one-year anniversary of the grant, October 31, 2013.

(5)

The shares subject to this option vested annually over a three-year period beginning on January 31, 2014 in increments of 1/3rd per year.

2012 Stock Incentive Plan

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares. There are 6,000,000 shares of common stock currently reserved for issuance under the Plan. As of December 31, 2017, 2,067,500 options to purchase common stock were outstanding under the Plan and 1,637,500 were fully vested.

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

The following table presents information with respect to 2017 director compensation, including employee directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jack Scott	30,000	-	-	-	-	-	30,000
John Devlin	30,000(2)	-	-	-	-	-	30,000
Habib Yunus	27,500	-	-	-	-	-	27,500
Glenn Bancroft	15,000(3)	-	-	-	-	-	15,000
Francis Knuettel II	15,000(4)	-	-	-	-	-	15,000
Brian Bates	2,500(5)	-	-	-	-	-	2,500
Michael Kelly	9,083(6)	-	-	-	-	-	9,083
Total	126,583	-	-	-	-	-	126,583

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

(2)

Mr. Devlin passed away on March 8, 2018.

(3)

Mr. Bancroft resigned from the Board of Directors on June 6, 2017.

(4)

Mr. Knuettel resigned from the Board of Directors on July 10, 2017.

(5)

Mr.  Bates resigned from the Board of Directors on January 31, 2017 and forgave the amounts due him.

(6)

Mr. Kelly resigned from the Board of Directors on January 26, 2018.

Employment Agreements

We are not currently a party to any existing agreements or understandings with any of our executive officers with respect to compensation for services rendered to us.

Consulting Agreements

Prior to Michael Kelly becoming a member of the Board of Directors, the Company entered into a Consulting Services Agreement with Mr. Kelly, a now former director, effective as of May 18, 2017, until May 17, 2020 (the “Kelly Agreement”). Pursuant to the Kelly Agreement, Mr. Kelly agreed to provide services relating to general business development, strategy review and development and strategies for marketing and advertising.  The Company agreed to pay Mr. Kelly 2,750,000 unregistered shares of Company stock in exchange for his services. These shares were issued to Mr. Kelly on June 30, 2017.

Prior to Habib Yunus becoming the Company’s Chief Financial Officer and a member of the Board of Directors, the Company entered into a Consulting Services Agreement with Mr. Yunus effective as of February 1, 2017, until July 1, 2017, when Mr. Yunus became a Company employee (the “Yunus Agreement”). Pursuant to the Yunus Agreement, Mr. Yunus agreed to provide services relating to contract review, accounting review, SEC compliance and assistance with mergers and acquisitions.  The Company agreed to pay Mr. Yunus 317,143 unregistered shares of Company stock in exchange for his services. These shares were issued to Mr. Yunus in the first and second quarters of 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

We have one class of stock outstanding, our common stock. The following table presents certain information as of April 12, 2018, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all our directors and officers as a group, and (iii) each person known to us to own beneficially five percent or more of the outstanding shares of our common stock. As of April 17, 2018, there were 86,861,298 shares of common stock outstanding.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 12, 2018, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(2)
Jack Scott, Interim Chief Executive Officer and Director	7,381,996(3)	8.5%

Habib Yunus	499,723(4)	*

Ronald S. McIntyre	-	*

John Devlin, Former Treasurer, Chairman of the Audit Committee and Director	1,887,588(5)	2.2%

All Directors and Officers as a group (4 persons)	9,769,307(6)	11.2%

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(2)

5% Beneficial Owners
Michael Kelly	13,366,151	15.4%

Tony VanBrackle	9,579,829	11.0%

*Represents a percentage under 1%.

(1)

The address for our executive officers and directors is c/o Spindle, Inc., 1201 S. Alma School Road, Suite 12500, Mesa, Arizona 85210.

(2)

As of April 17, 2018, there were 86,81,298 shares of our common stock issued and outstanding.  In determining the percentage of common stock beneficially owned by the selling stockholders as of April 7, 2018, (a) the numerator is the number of shares of common stock beneficially owned by a selling stockholder (including the shares that he has the right to acquire within 60 days of April 7, 2018), and (b) the denominator is the sum of (i) the 86,861,298,173,798 shares of common stock outstanding on April 17, 2018 and (ii) the number of shares of common stock which the selling stockholder has the right to acquire within 60 days of April 12, 2018.

(3)

Includes 7,135,996 shares of common stock owned of record by Dr. Scott, 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.13 per share that expire on December 23, 2025, and 96,000 warrant shares that Dr. Scott has the option to purchase at a price of $0.135 per share.

(4)

The 499,723 shares of common stock are owned directly by Mr. Yunus.

(5)

 Includes 1,287,588 shares of common stock owned of record by Mr. Devlin, 300,000 shares which represent the vested portion of a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on October 29, 2022, 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 29, 2024 and 150,000 shares which represent the vested portion of a stock option to purchase 150,000 shares of our common stock at an exercise price of $0.13 per share that expire on December 23, 2025.

(6)

Includes 8,923,307 shares of common stock held by executive officers and directors and 846,000 shares issuable upon exercise of stock options and warrants held by executive officers and directors.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2017 through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our board of directors has determined, using the definition of “independent” in Rule 5605 of the Rules of the Nasdaq Stock Market, that Ronald McIntyre is considered independent.

Item 14. Principal Accounting Fees and Services

RBSM, LLP serves as our principal independent registered accounting firm.  The following table presents fees for professional accounting services rendered by our principal accountant for the audit of our annual financial statements for 2017 and 2016, and fees billed for other services rendered.

SERVICES	2017	2016

Audit fees	$48,000	$40,000
Audit-related fees (1)	--	3,000
Tax fees	--	1,500
All other fees	--	--
TOTAL	$48,000	$44,500

(1)

Audit related fees consist of fees related to services provided in relation to securities offerings and expert consents provided in connection with SEC filings.

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the principal independent registered public accounting firm. All 2017 and 2016 non-audit services listed above were pre-approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•

Report of Independent Registered Public Accounting Firm dated April 17, 2018;

•

Balance Sheets as of December 31, 2017 and December 31, 2016;

•

Statements of Operations for the Years Ended December 31, 2017 and December 31, 2016;

•

Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and December 31, 2016;

•

Statements of Cash Flows for the Years Ended December 31, 2017 and December 31, 2016; and

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this, 17th day of April 2018.

SPINDLE, INC.

(Registrant)

Signature	Title	Date

/s/ Jack A. Scott	Interim Chief Executive Officer,	April 17, 2018
Jack A. Scott	Principal Executive Officer, Interim Chief Financial Officer, Principal Financial Officer, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Specimen Common Stock Certificate of the Company (6)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
10.2	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.3**	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (6)
10.5+	Spindle, Inc. 2012 Stock Incentive Plan (1)
10.8+	Consulting Services Agreement by and between Spindle, Inc. and Glenn Bancroft (6)
10.9+	Spindle, Inc. 2014 Consultants’ Compensation Plan (10)
10.10+	Asset Purchase Agreement entered into on June 4, 2015 by and between Spindle, Inc. and C&H Financial Services, Inc. (5)
10.11+	Executive Consulting Agreement by and between Spindle, Inc. and Michael J. Schwartz (8)
10.12	Consulting Services Agreement by and between Spindle, Inc. and Camden Capital, LLC (9)
14.1	Code of Ethics(7)
21.1	List of subsidiaries of Spindle, Inc. (6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*Filed Herewith

**Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any omitted schedules as exhibits to the Securities and Exchange Commission (“SEC”) upon request.

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

(5)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on June 10, 2015.

(6)

Incorporated by reference to the Registration Statement on Form S-8 filed by the registrant with the SEC on June 5, 2014.

(7)

Incorporated by reference to the Annual Report on Form 10-K filed by the registrant with the SEC on March 30, 2016.

(8)

Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the SEC on October 20, 2017.

(9)

Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the SEC on February 1, 2018

(10)

Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the SEC on February 21, 2018.

(11)

Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the SEC on March 21, 2018.

(12)

Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant with the SEC on April 12, 2018.

The audited financial statements for the years ended December 31, 2017 and 2016 are included on the following pages:

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Spindle, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spindle, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, Nevada

April 17, 2018

Spindle, Inc.

Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$11,753	$3,642
Accounts receivable, net	5,091	82,913
Prepaid expenses and deposits	17,267	160,280
Total current assets	34,111	246,835

Other assets:
Property and equipment, net	9,245	14,284
Intangible assets, net	-	134,758
Total other assets	9,245	149,042
TOTAL ASSETS	$43,356	$395,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$520,282	$396,237
Advances	114,500	10,000
Accrued liabilities - related party	373,050	414,327
Notes payable	44,552	64,053
Convertible note payable, net of unamortized discount	255,122	38,526
Convertible note payable - related party, net of unamortized discount	126,706	79,498
Contingent liabilities	297,312	-
Derivative liability on note payable - related party	261,784	-
Total liabilities	1,993,308	1,002,641

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 83,073,798 and 70,596,285 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	83,073	70,596
Common stock authorized and unissued, 139,853 and 250,449 shares as of December 31, 2017 and December 31, 2016, respectively	139	250
Additional paid-in capital	29,299,850	27,516,362
Accumulated deficit	(31,333,014)	(28,193,972)
Total stockholders’ deficit	(1,949,952)	(606,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,356	$395,877

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Operations

	Years Ended December 31,
	2017	2016

Revenue:
Sales income	$88,247	$589,000
Cost of sales	46,017	69,901

Gross profit	42,230	519,099

Expenses:
Depreciation and amortization	38,172	428,494
Promotional and marketing	16,557	19,446
Consulting	735,012	506,146
Salaries and wages (including share-based compensation)	697,211	1,447,009
Directors fees	137,036	160,115
Professional fees	381,670	455,139
General and administrative	398,512	462,462
Bad debt expense	-	267,118
Loss on impairment of goodwill	-	4,636,212
Loss on impairment of long-lived assets	120,125	1,077,405
Total operating expenses	2,524,295	9,459,546

Net operating loss	(2,482,065)	(8,940,447)

Other income (expense):
Loss on disposal of intangible assets	(496,814)	-
Legal settlement	-	(115,000)
Gain on change in derivative liability	49,341	-
Gain on cancellation of shares	8,250	-
Other income	273,905	63,824
Other expense	-	(10,138)
Interest expense	(242,053)	(61,119)
Interest expense - related party	(249,606)	(18,977)
Total other income (expense)	(656,977)	(141,410)

Loss before income tax provision	(3,139,042)	(9,081,857)
Provision for income taxes	-	-

Net loss	$(3,139,042)	$(9,081,857)
Weighted average number of common shares outstanding - basic and diluted	79,553,017	67,454,703

Net (loss) per share - basic and fully- diluted	$(0.04)	$(0.13)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Stockholders’ Deficit

	Common Stock			Common Stock Payable
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total

Balance, December 31, 2015	63,599,060	$64,297	$26,576,761	$697,459	$697	($19,112,115)	$7,529,640
Shares issued for services	565,436	799	121,396	233,000	233	-	122,428
Shares issued for services - related party	3,168,993	2,238	420,914	(680,000)	(680)	-	422,472
Shares issued for cash	9,504,449	9,504	1,273,603	-	-	-	1,283,107
Beneficial conversion feature on convertible debt	-	-	215,333	-	-	-	215,333
Shares for prepaid expenses	458,337	458	93,501	-	-	-	93,959
Return of HWW shares	(6,700,000)	(6,700)	(1,588,300)	-	-	-	(1,595,000)
Stock option amortization	-	-	403,154	-	-	-	403,154
Net loss	-	-	-	-	-	(9,081,857)	(9,081,857)
Balance, December 31, 2016	70,596,275	$70,596	$27,516,362	250,459	$250	($28,193,972)	($606,764)
Shares issued for services	1,071,503	1,072	198,718	100,000	100	-	199,890
Shares issued for services - related party	5,911,596	5,911	684,967	(210,606)	(211)	-	690,667
Shares issued for cash upon exercise of warrants	112,000	112	15,008	-	-	-	15,120
Shares issued for cash	1,212,980	1,213	156,277	-	-	-	157,490
Beneficial conversion feature on convertible debt	-	-	232,800	-	-	-	232,800
Shares issued as an inducement to purchase intangible assets	1,870,000	1,870	192,030	-	-	-	193,900
Shares issued for asset purchases	300,000	300	43,200	-	-	-	43,500
Debt converted into common stock	1,899,444	1,899	203,601	-	-	-	205,500
Shares issued in relation to acquisitions	100,000	100	12,900	-	-	-	13,000
Stock option amortization	-	-	43,987	-	-	-	43,987
Net loss	-	-	-	-	-	(3,139,042)	(3,139,042)
Balance, December 31, 2017	83,073,798	$83,073	$29,299,850	139,853	$139	($31,333,014)	($1,949,952)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2017	2016
Operating activities
Net loss	$(3,139,042)	$(9,081,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	282,390	122,428
Shares issued for services - related party	690,667	422,476
Shares based compensation expense	43,987	403,154
Depreciation and amortization	38,172	428,494
Loss on sale of intangible assets	496,814	-
Amortization of debt discount	198,214	53,526
Amortization of debt discount - related party	148,310	12,831
Gain on cancellation of shares	(8,250)	-
Change in contingent liability	297,312	-
Change in derivative liability	(49,341)	-
Goodwill impairment	-	4,636,212
Loss on impairment of long-lived assets	120,125	1,077,405
Gain on forgiveness of bad debt	-	(63,824)
Loss related to bad debt	-	267,118
Loss on legal and other settlements	-	115,000

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	69,328	(244,935)
(Decrease) increase in prepaid expenses	(629,113)	113,222
Increase in accrued compensation - related party	113,159	-
Increase in accounts payable and accrued expenses	160,534	117,860
Increase in accrued expenses	111,864	499,890
Net cash used in operating activities	(1,054,871)	(1,121,000)

Investing activities
Purchase of property and equipment	-	(3,613)
Proceeds from sale of intangible assets	293,872	-
Additions to capitalized software development	-	(201,078)
Net cash provided by (used in) investing activities	293,872	(204,691)

Financing activities
Return of subscriptions	-	(100,000)
Proceeds from advances	200,000	25,500
Payments on advances	(74,000)	(8,000)
Proceeds from notes payable	191,000	-
Proceeds from notes payable - related parties	319,000	-
Payments on notes payable	(4,000)	(32,500)
Payments on convertible notes payable	(10,500)	+
Payments on notes payable - related parties	(15,000)	+
Proceeds from the sale of common stock	157,490	1,283,107
Proceeds from the exercise of stock warrants	15,120	-
Net cash provided by financing activities	779,110	1,168,107

Net increase (decrease) in cash	8,111	(157,581)
Cash - beginning	3,642	161,226
Cash - ending	$11,753	$3,642

See Supplemental Disclosure of Cash Flow Information at Note 16.

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

On March 20, 2013 (the “MeNetwork Closing Date”), the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork, Inc., a Delaware corporation (“MeNetwork”), used relating to its business of developing, marketing and licensing a mobile marketing platform for use by merchants and consumers (the “MeNetwork Assets”), pursuant to an Asset Purchase Agreement dated March 1, 2013 by and between Spindle and MeNetwork (the “MeNetwork Agreement”).  As consideration for the assumption of the liabilities and the acquisition of the MeNetwork Assets, the Company issued an aggregate of 2,750,000 shares of common stock to the stockholders of MeNetwork, of which 350,000 were deposited in escrow with our transfer agent for the purposes of satisfying any indemnification claims.  The MeNetwork Indemnification Escrow was released pursuant to the MeNetwork Agreement. On October 7, 2013, the Company issued an additional 750,000 shares of common stock to Ashton Craig Page, the former director and Chief Operating Officer of MeNetwork and a former director of the Company, pursuant to the terms and conditions of the MeNetwork Agreement. On December 12, 2014, the Company, and Ashton Craig Page, in his capacity as the representative of MeNetwork and the MeNetwork Stockholders (the “Representative”), entered into an Amendment and Waiver to Asset Purchase Agreement (the "Amendment), pursuant to which the Company agreed to issue and the Representative agreed to accept on behalf of MeNetwork and the MeNetwork Stockholders an acceleration of the issuance of up to an aggregate of 1,000,000 Earnout Shares on or before December 31, 2014 in full satisfaction of all obligations of the Company to issue the Earnout Shares pursuant to the Purchase Agreement during the Earnout Period. These shares were issued on December 23, 2014.

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

On October 23, 2015 (the “Closing Date”) the Company completed the acquisition of specific assets of Catalyst Business Development, Inc. (“Catalyst”) pursuant to an Asset Purchase Agreement, dated September 14, 2015, by and between the Company and Catalyst in exchange for 300,000 unregistered shares of the Company’s common stock issued to the holders of Catalyst stock.  The consideration amounted to $75,000 using a fair value of $0.25 per share at the Closing Date.  The assets acquired included a white-labeled license of the Merchant Partners solution and various assets related to branding, marketing and sales. Spindle operates the gateway under the Catalyst brand.

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

Revenue recognition

Revenue is derived on a per transaction basis through the Company’s gateway and third-party payments platforms. The Company also earns revenue for services, account establishment fees and licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  “ASC Topic 360-10-05” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded impairments to its intellectual property for the years ended December 31, 2017 and December 31, 2016 as further discussed in Note 6.

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

The quantitative analysis involves estimating the fair value of its reporting unit utilizing a combination of valuation methods including market capitalization, the income approach and cash flows. Income and cash flow forecasts were used in the evaluation of goodwill based on management’s estimate of future performance. If goodwill is determined to be impaired because of this analysis, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company recorded no impairment to goodwill during the twelve months ended December 31, 2017.  Goodwill was fully impaired at December 31, 2016.

Capitalized software development costs

The Company sometimes capitalizes internal software development costs after establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the development of our software applications used to generate revenue from our customers.  Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to the total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. We continually evaluate the recoverability of capitalized software costs, if any, and charge to operations amounts that are deemed unrecoverable for abandoned projects.  We had no capitalized software development costs during the twelve months ended December 31, 2017, and therefore no impairment of such cost for the periods was necessary. We recorded impairments to software development costs of $1,059,099 for the twelve months ended December 31, 2016.  Capitalized software development costs were zero at December 31, 2017 and December 31, 2016.

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

Debt Discount

The Company determines if a convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities - Distinguishing Liabilities from Equity (“ASC 480”). ASC 480, applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

If the entity determined the instrument meets the guidance under ASC 480, the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts relating to raising funds through the issuance of promissory notes (see Notes 9 and 10). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2017, we adjusted our derivative liability to its fair value, and reflected the change in fair value in our consolidated statements of operations.  We had no derivative liabilities at December 31, 2016.

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

The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on compensation under ASC  505-50.  In accordance with ASC 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock.

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2017 that have been excluded from the computation of diluted net loss per share amounted to 1,847,500 shares, which includes 480,000 warrants and 1,367,500 options. Of the 1,847,500 potential common shares at December 31, 2017, 100,000 had not vested.  Potential common shares as of December 31, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,830,920 shares which includes 1,283,420 warrants and 1,547,500 options. Of the 2,830,920 potential common shares at December 31, 2016, 215,834 had not vested. See Note 13 for more information regarding our options and warrants. The Company also has several notes payable that have conversion features. Were the holders to exercise such features, an additional 3,787,719 shares could be issued based on the note balances at December 31, 2017.

Income taxes

The Company accounts for its income taxes under the provisions of “Income Taxes” (“ASC 740”). The method of accounting for income taxes under ASC 740 is the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company did not recognize any deferred tax liabilities or assets at December 31, 2017 or December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The impact of ASU 206-09 is not material to our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact adopting this guidance will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2018 and the guidance allows for full retrospective or modified retrospective methods of adoption.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $3,139,042 and $9,081,857 for the fiscal years ended December 31, 2017 and 2016, respectively.  At December 31, 2017, the Company had an accumulated deficit of $31,333,014.  At December 31, 2017 and December 31, 2016, the Company had a working capital deficit of $1,959,197 and $637,782, respectively.

To continue as a going concern, the Company may need, among other things, additional capital resources. There are no assurances that without generating new revenue in 2018 that the Company will be successful without additional financing. Should revenues not grow sufficiently, and the company will not be able to secure additional financing through the sale of it securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31,	December 31,
	2017	2016
Due from customers and vendors	$91	$32,913
Due from sale of licenses	5,000	--
Due from processing activity	--	50,000
Total accounts receivable, net	$5,091	$82,913

The Company has undertaken various analyses with respect to the recorded balances and the underlying assets for the receivables and intangibles. In 2016, Management analyzed amounts recorded as receivable from processing activity and the likelihood of receiving the full amount due the Company. $267,118 receivable from a processor was deemed uncollectible and recorded as bad debt expense in 2016. The Company continues to pursue payment of all remaining receivables.

NOTE 4 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	December 31,	December 31,
	2017	2016
Prepaid insurance	$--	$46,489
Prepaid consulting fees - stock based	12,193	113,791
Deposits	5,074	--
Total prepaid expenses and deposits	$17,267	$160,280

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

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	December 31,	December 31,
	2017	2016
Office furniture & equipment	$33,225	$33,225
Software	--	1,200
Less: accumulated depreciation	(23,980)	(20,141)
Total fixed assets, net	$9,245	$14,284

During the years ended December 31, 2017 and December 31, 2016, we recorded depreciation expense of $5,039 and $5,600, respectively.

NOTE 6 - INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2017 GROSS	AMORTIZATION	2017 NET

License agreements and contracts	$-	$-	$-
Domain names	-	-	-
	$-	$-	$-

	DECEMBER 31,	ACCUMULATED	DECEMBER 31,
	2016 GROSS	AMORTIZATION	2016 NET

Capitalized software costs	$25,000	$--	$25,000
License agreements and contracts	75,000	(10,000)	65,000
Domain names	75,000	(30,242)	44,758
	$175,000	$(40,242)	$134,758

On July 31, 2017, the Company sold an unrestricted license to its payment service provider (“PSP”) software for a total of $30,000 to be paid in 3 tranches.  $25,000 was paid by December 31, 2017, with the remainder to be paid in 2018. At December 31, 2017, the Company believed that this asset had little to no value as part of our ongoing strategy and was fully impaired.

On April 18, 2017, the Company entered into an agreement to acquire specific digital marketing software assets from CoverCake, Inc., specifically, CoverCake's intelligent algorithms for data mining and consumer engagement.  The transaction closed on May 30, 2017.  The CoverCake software is expected to enhance both the sophistication and proprietary strengths of Spindle's Catalyst Marketing System. CoverCake's software capabilities include intelligent content aggregation; data mining on various social media data feed platforms, and a robust Content Management System (CMS) backend that will be a significant enhancement to the Catalyst Marketing System.  CoverCake has been utilized in the past by enterprise level merchants as well as television and radio broadcast organizations.  The purchase price was 300,000 shares of Spindle unregistered common stock valued at $43,500, and the software will be amortized over three years. As part of our purchase agreement, we may pay up to an additional $350,000 in share issuances if certain milestones are met. The range of potential milestone payments is from no payment if none of the milestones are achieved to an estimated maximum of $350,000 in shares if all milestones are achieved. The potential milestones consist launch of the CoverCake software and certain revenue benchmarks.  When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios.

Based on current knowledge, after review of the marketplace and competitor products, and after taking into account necessary software development, management does not believe that CoverCake is economically viable.  For the reasons stated above, management believes that the probability that any of the milestones that would trigger a milestone payment is more than remote.  As a result, no contingent consideration is included in the Company’s financial statements. For similar reasons, as of December 31, 2017, the CoverCake software, including $8,456 of accumulated amortization, was fully impaired.

On February 14, 2017, the Company sold a previously impaired patent license revenue stream pursuant to a License Agreement with goEmerchant, LLC (“goEmerchant”). The patents which were the subject of the revenue stream expired on or about February 5, 2016. On February 20, 2017, goEmerchant contacted the Company asking for repayment of $54,784 (the “Repayment Amount”). The Company disputes the amount owed and believes there are additional payment obligations owed from goEmerchant to the Company which more than offsets the Repayment Amount. The Company is reviewing its options to enforce all its rights under the License Agreement and collect any obligations owed to it.  After learning the patents were expired, the purchasers of the assets agreed to treat the funds paid to Spindle as an advance, which would be repaid back to them in either cash or stock. As of December 31, 2017, $21,500 in cash and 215,000 shares of Spindle common stock with a value of $21,500 had been repaid to the purchasers, leaving $107,000 still due them.  This amount is carried as an advance on our balance sheet.   The purchasers were also issued a total of 150,000 shares of Company common stock with a value of $15,000 at the time of the asset purchase.  A total loss on this transaction of $172,461 is included as a loss on the disposal of intangible assets on our Statement of Operations.

At December 31, 2017, Management reviewed the value and projected cash flows of the remaining license and domain names and deemed them to have no value to the future direction of the Company, so were fully impaired.

Because of change in management in January 2017 and subsequent change in strategy, on March 3, 2017, the Company sold all the remaining assets associated with Yowza!! for $25,000. The assets were sold to iOT Broadband LLC, an LLC owned by Michael Kelly, a previously reported 5% shareholder of the Company’s common stock and a Director of Spindle from September 13, 2017 to January 26, 2018.

During the year ended December 31, 2016, management reviewed the carrying amount of the assets and determined because of diversification in the Company’s business model due to its acquisitions, capitalized software costs and license agreements previously recorded no longer yielded a net future cash flow. Because of this analysis, the Company recorded, to other expense, an impairment loss of $1,077,405 in accordance with ASC Topic 360.

During the years ended December 31, 2017 and 2016, the Company recorded amortization expense of $33,133 and $422,894, respectively.

Our loss on the impairment of long-lived assets follows:

	December 31, 2017	December 31, 2016
Capitalized software	$35,044	$1,070,405
License agreements and contracts	50,000	7,000
Domain names	35,081	-
Total loss on impairment	$120,125	$1,077,405

The 2017 loss on the disposal of assets of $496,814 consists mainly of the contingent loss of $297,312 related to the sale for our residual portfolio, $172,461 related to the goEmerchant transaction, and various smaller items.  See Note 7 for additional information.

NOTE 7 - RESIDUAL CONTRACTS

To raise immediate cash, we sold our remaining merchant processing portfolio to a larger merchant processor (the “Purchaser”) at industry standard multiples.  We were paid a percentage of the net revenues generated by each merchant. As with any type of portfolio, there is attrition, which can come from (1) the merchant processing fewer dollars in sales, or (2) the merchant closing its business (i.e. going out of business), or (3) the merchant taking its processing business to another ISO/processor. The sales agreement with the Purchaser, zero attrition is allowed.

Since July 2017 to January 2018, the average monthly residual was less than half of the valuation of the original guaranteed portfolio monthly residual. Any uncured shortfall of the guaranteed residual may be requested by the Purchaser.  The Agreement also stipulated that we board a minimum number of Merchant Accounts per year for two years with the Purchaser.  The Purchaser may demand that we pay them a specific amount for the number of unacquired Merchant Accounts below the Minimum Requirement per month. From July 1, 2017 to April 1, 2018 (10 months) Spindle has not boarded any merchants on the Purchaser’s platform, and it is likely that we may not board a merchant in the remaining 14 months. As a result, as of December 31, 2017, Management recorded a contingent liability of $171,312 as a potential return for consideration received and $126,000 for not boarding merchants, totaling $297,312.  This amount is included in other expenses on our statement of operations as a loss on disposal of intangible assets.

In 2015 the Company entered into an agreement to sell one of its residual income streams for a purchase price of $753,740. As part of this transaction, $373,124 was recorded as a gain on sale of assets for the year ended December 31, 2015. As of December 31, 2015, the Company had received $678,366 of the purchase price and the balance of $78,323 was recorded as a receivable on the Company’s balance sheet.  The money was to be received by Spindle upon the satisfaction of certain conditions set forth in the agreement. In 2016, it was determined that Spindle would not be entitled to the remaining funds due to performance of the portfolio and other factors. The $75,374 was written off as a loss and is included in the $267,118 total bad debt expense recorded in 2016.

NOTE 8 - GOODWILL

In connection with an acquisition in March 2013 the Company assumed certain liabilities and acquired substantially all the assets of MeNetwork. The Company recorded goodwill related to this acquisition of $2,679,970. During its 2015 annual evaluation of goodwill, the Company determined that the carrying amount of goodwill related to MeNetwork, exceeded its fair value. Thus, the Company recorded an impairment loss, to other expense, of $669,993 during the year ended December 31, 2015. This charge reflects the impact of partially sun-setting assets acquired from MeNetwork in conjunction with its integration of Yowza!!  The Company again evaluated the carrying amount of goodwill in 2016. From this analysis based on future cash flows and the value of the asset in relation to Company’s new business direction, the Company determined that the MeNetwork goodwill has no value and recorded an additional impairment loss of $1,339,984 to other expense for the year ended December 31, 2016.

In connection with the acquisition (as further described in Note 14) on January 3, 2014, the Company assumed certain liabilities and acquired substantially all the assets of Yowza!! The Company recorded goodwill related to this acquisition of $3,296,228. During its annual evaluations of goodwill for 2015, the Company determined that the fair value of goodwill exceeded its carrying amount and thus no impairment charge was recorded.  During its annual evaluation of goodwill for 2016, the Company determined that due to the change in strategic direction, the carrying amount of goodwill had no value and an impairment charge for the full amount of $3,296,228 was recorded.

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

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

Notes Payable

The following table provides a summary of the changes of the Company’s Promissory Notes liabilities as of December 31, 2017:

Balance at December 31, 2015	$66,053
Repayments on notes	(17,500)
Issuance of notes	15,500
Balance at December 31, 2016	64,053
Repayments on notes	(4,000)
Reclassification to convertible notes	(5,001)
Reclassification to related party note	(10,500)
Balance at December 31, 2017	$44,552

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company which formalized various advances previously received from the former director in the amount of $51,300 and allowed for future advances of up to $250,000. The Grid Note is non-interest bearing, unsecured and matured on December 15, 2014. We imputed interest at a rate of 2% per annum and recorded a discount in the amount of $10,640. In connection with one of the previous advances in the amount of $25,000, we issued warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00 resulting in an additional discount of $17,709. The total discount attributable to the Grid Note totaled $28,349 and was amortized to interest expense over the original term of the Grid Note. During the twelve months ended December 31, 2017 and December 31, 2016, interest expense of $2,328 and $1,527 was recorded, respectively. During the years ended December 31, 2017 and December 31, 2016, the Company repaid $4,000 and $17,500 of the principal balance of the Grid Note, respectively.

Convertible Notes Payable

Convertible notes payable consists of the following:

	December 31, 2017	December 31, 2016
Convertible notes payable, interest free to annual interest rate of 6%, due date ranges from May 2018 to June 2018 and convertible into common stock at a price of $0.10 to $0.135 per share.	$317,000	$167,000
Unamortized debt discount	(61,878)	(128,474)
Balance at December 31, 2017	$255,122	$38,526

During the twelve months ended December 31, 2017, we entered into seven Bridge Note Agreements totaling $145,000 with one of our investors. The seven Bridge Notes were interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.10 and $0.135 per share and had maturity dates ranging from June 30, 2017 to June 29, 2018.  Three of the seven Bridge Notes included warrants to purchase two shares of the Company’s common stock, at an exercise price of $0.135 or $0.20 per share, for each dollar loaned to Spindle. The total discount attributable to the seven transactions was $98,457.  During the twelve months ended December 31, 2017, interest expense related to the warrants and the amortization of the discount on the unpaid note balances totaled $81,553.  The unamortized debt discount on these notes was $16,904 at December 31, 2017.

During the three months ended March 31, 2017, we entered into three Bridge Note Agreements totaling $46,000 with one of our investors. The three Bridge Notes were interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.10 per share and had maturity dates of April 30, 2017.  The Bridge Notes also included warrants to purchase two shares of the Company’s common stock, at an exercise price of $0.135 per share, for each dollar loaned to Spindle. The total discount attributable to these transactions was $32,716.  During the three months ended June 30, 2017, two of these Bridge Notes totaling $31,000 were paid in full through conversion to Spindle stock.  The remaining $15,000 Bridge Note was repaid in cash during the three months ended September 30, 2017.  In August of 2017, the holder of the Bridge Notes exercised the related warrants for 92,000 shares of restricted common stock at a price of $0.135 per share.  During the twelve months ended December 31, 2017, interest expense related to the warrants and the beneficial conversion feature on these three Bridge Notes totaled $32,716.  The debt discount on these Bridge Notes was fully amortized at December 31, 2017.

In December 2016, we entered into a $5,000 Bridge Note Agreement with one of our investors. The Bridge Note is secured by the Company’s assets and includes warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction is $525.  During the twelve months ended December 31, 2017, interest expense related to the warrants and the beneficial conversion feature totaled $525.  At December 31, 2017, no payments had been made on the $5,000 Bridge Note.  The holder of the $5,000 Bridge Note, which was due 45 days from the date of the note, waived the 45-day term.  In August of 2017, the holder of the Note exercised the related warrants for 10,000 shares of restricted common stock at a price of $0.135 per share.

On May 18, 2016, we converted a $182,000 payable to an investor in the Company and entered into a Convertible Promissory Note (the “Note”) with that investor. The Note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018. The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the amount of the debt. This amount is amortized to interest expense over the term of the note. During the twelve months ended December 31, 2017 and December 31, 2016, interest expense of $10,020 and $6,423 and interest expense related to amortization of the discount on the unpaid notes of $83,500 and $53,526 was recorded, respectively.  The balance of the unamortized discount at December 31, 2017, was $44,974. The Company made no payments to the Note’s principal balance during 2017 and at December 31, 2017, the unpaid balance of the Note was $167,000.

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

Convertible notes payable to related parties consists of the following:

	December 31, 2017	December 31, 2016
Convertible notes payable, annual interest rate of 6% to 10%, due date ranges from October 2018 to March 2019 and convertible into common stock at a price of $0.10 to $0.135 per share.	$319,000	$100,000
Unamortized debt discount	(192,294)	(20,502)
Balance at December 31, 2017	$126,706	$79,498

On October 17, 2017, we entered into a Convertible Note Agreement with a stockholder of over 5% of the Company. The Note was revised and amended on November 27, 2017 and is for a promissory note up to $359,000, convertible to stock under certain circumstances. At December 31, 2017, the Company had borrowed $219,000 under this agreement.  The Note bears an interest rate of 10% per annum and has a maturity date of October 17, 2018.  The total value of the Note balance, if converted to stock at December 31, 2017, would be $311,125 and therefore a discount up to the value of the note of $219,000 was recorded.  The derivative liability recorded at issuance was $311,125. The Note discount is amortized to interest expense - related party over the term of the note and at December 31, 2017 has an unamortized balance of $188,458. During the twelve months ended December 31, 2017, interest expense of $3,170 and interest expense related to amortization of the discount on the unpaid note of $30,542 were recorded.

On March 3, 2017, we entered into an $100,000 Bridge Note Agreement with a stockholder of over 5% of the Company. The Bridge Note was secured by the Company’s assets, was convertible to shares of the Company’s restricted stock at $0.10 per share and included warrants to purchase 200,000 shares of the Company’s common stock, at an exercise price of $0.135 per share. This Bridge Note had no stated maturity date.  The total discount attributable to this transaction was $100,000.  The Bridge Note was converted to Spindle stock on March 3, 2017, and interest expense related to the warrants and the beneficial conversion feature totaling $100,000 was recorded.  At December 31, 2017, no warrants related to this Bridge Note have been exercised.

In December 2016, we entered into a $10,500 Bridge Note Agreement with one of our directors.  The Bridge Note was secured by the Company’s assets and included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $1,102.  During the twelve months ended December 31, 2017, interest expense related to the warrants and the beneficial conversion factor totaled $1,102.  At December 31, 2017, the $10,500 Bridge Note had been paid in full.  No warrants related to this Bridge Note have been exercised.

On March 25, 2016, we entered into an agreement with a stockholder of over 5% of the Company. This agreement is for a $100,000 promissory note, convertible to stock under certain circumstances. The note bears an interest rate of 6% per annum and had an original maturity date of March 25, 2018. On March 16, 2018, the holder of the note agreed to extend the maturity date to March 25, 2019.  The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the twelve months ended December 31, 2017 and December 31, 2016, interest expense of $6,000 and $6,145, respectively, and interest expense related to amortization of the discount on the unpaid note of $16,666 and $12,831, respectively, were recorded. The balance of the unamortized discount at December 31, 2017 is $3,836.

NOTE 11 - DERIVATIVE LIABILITY

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III		Total

Derivative liability	$--	$--	$261,78	4	$261,784

No financial assets or liabilities were measured on a recurring basis as of December 31, 2016.

The Company issued a convertible promissory note during 2017. The convertible note requires us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the note that protects the holder from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liability is marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability during 2017 were as follows:

December 31, 2017

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.41% - 1.76%
Expected stock price volatility	187.14% - 198.52%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0%

The following is a reconciliation of the derivative liability for 2017:

December 31, 2017
Value at December 31, 2016	$-
Initial value at debt issuance	311,125
Decrease in value	(49,341)
Value at December 31, 2017	$261,784

NOTE 12 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001. No preferred shares issued and outstanding as of December 31, 2017 and 2016 respectively.

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

During the year ended December 31, 2017, the Company:

•

Issued 1,212,980 shares of common stock for cash proceeds totaling $157,490.

•

Issued 2,570,000 shares of common stock valued at $297,800 as an incentive to purchase Company assets.

•

Issued 1,310,000 shares of common stock as repayment of debt through the conversion of notes payable totaling $131,000.

•

Issued 589,444 shares of common stock to repay $74,500 in cash advanced to the Company by former directors of the Company and a third party.

•

Authorized the issuance of 1,671,503 shares of common stock to third party consultants and attorneys as payment for their services.  The estimated fair value of these shares totaled $282,390.  100,000 of these shares were unissued at December 31, 2017.

•

Issued 5,700,990 shares of common stock to directors and employees for services provided. The estimated value of these shares was $690,667.

•

Issued 112,000 shares of common stock with a fair value of $15,120 to a holder of Company stock warrants upon exercise of such warrants related to certain Bridge Notes Payable and a Security Purchase Agreement.

•

Issued 100,000 shares of common stock with a fair value of $13,000 related to a potential acquisition.

We also recorded a beneficial conversion feature on convertible debt of $232,800 to additional paid-in capital.

During the year ended December 31, 2016, in accordance with a settlement agreement signed between the Company and Help Worldwide, Inc. (“HWW”) that terminated the license agreement between the two entities, HWW returned 6,500,000 of the 7,000,000 shares of Spindle restricted common stock issued to HWW for the license fee in May 2015. The LPO license agreement was terminated amicably and not due to default or breach by any party. In conjunction with the settlement agreement, 200,000 shares of Spindle stock were returned to the Company by one of the principals of HWW, and the associated warrants were cancelled. The entire transaction resulted in a 2016 loss to the Company of $115,000.

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

We also recorded a beneficial conversion feature on convertible debt of $215,333 to additional paid-in capital.

NOTE 13 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

Options

During the three months ended September 30, 2017, the Company granted 100,000 employee options to purchase shares of common stock at an exercise price of $0.15 per share, with grant date fair values of $0.13, and granted 200,000 employee options to purchase shares of common stock at an exercise price of $0.18, with a grant date fair value of $0.156. The options vest ratably on an annual basis over three years and expire ten years from grant date.

During the three months ended March 31, 2017, the Company granted 690,000 options to employees and consultants to purchase shares of common stock at an exercise price of $0.23 per share, with grant date fair values of $0.05. The options vest ratably on an annual basis over three years and expire ten years from grant date.

No options to purchase shares of Spindle common stock were granted during 2016.

The following is a summary of the status of the Company’s stock options as of December 31, 2017 and 2016:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	2,990,000	$ 0.426	8.10
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(1,442,500)	-	-
Outstanding at December 31, 2016	1,547,500	$ 0.357	7.56
Exercisable at December 31, 2016	1,331,666	$ 0.345	7.44

Outstanding at December 31, 2016	1,547,500	$ 0.357	7.56
Granted	990,000	$ 0.212	9.17
Exercised	-	-	-
Forfeited/Cancelled	(470,000)	$ 0.230	-
Outstanding at December 31, 2017	2,067,500	$ 0.309	7.40
Exercisable at December 31, 2017	1,637,500	$ 0.350	6.68

The estimated fair values of options granted during 2017 and 2016 were calculated using the following assumptions:

	2017	2016
Dividend yield	0.00%	--
Expected volatility	144.1% to 172.0%	--
Risk free interest rate	1.47% to 1.50%	--
Expected term, in years	10.0	--

Warrants

In conjunction with the Stock Purchase Agreements (“SPA”) in the third and fourth quarters of the year ended December 31, 2016, and in April of 2017, the Company issued common stock purchase warrants. These warrants entitle the holder to purchase additional shares of Spindle common stock at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement. In August 2017, 10,000 of these warrants were exercised.

In conjunction with the Bridge Loan Agreements in December of 2016, the Company granted common stock purchase warrants that entitle the holder to purchase additional shares of Spindle at a price of $0.135 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement. In August 2017, 10,000 of these warrants were exercised.

In conjunction with the six of the Bridge Loan Agreements made in 2017, the Company granted common stock purchase warrants that entitle the holder to purchase additional shares of Spindle at prices of $0.135 and $0.20 per share. The holder may exercise his purchase rights at any time up to the third anniversary of the agreement. In August 2017, 92,000 of these warrants were exercised.

The following is a summary of the status of the Company’s stock warrants as of December 31, 2017:

	Number of Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	600,000	$ 0.500	1.47
Granted	883,420	$ 0.135	2.79
Exercised	-	-	-
Forfeited/Cancelled	(200,000)	$ 0.500	-
Outstanding at December 31, 2016	1,283,420	$ 0.249	2.99
Exercisable at December 31, 2016	1,183,420	$ 0.228	3.12

Outstanding at December 31, 2016	1,283,420	$ 0.249	2.99
Granted	500,519	$ 0.145	2.25
Exercised	(112,000)	$ 0.135	-
Forfeited/Cancelled	-	-	-
Outstanding at December 31, 2017	1,671,939	$ 0.225	2.06
Exercisable at December 31, 2017	1,621,939	$ 0.217	2.35

NOTE 14 - BUSINESS ACQUISITIONS

In September 2017 Spindle was introduced to a privately held, profitable, payment processing company (the “Target”) desiring to become part of an existing public company in the payment processing space. On October 2, 2017, we signed a binding term sheet to acquire the Target. On December 31, the term sheet was extended until March 31, 2018, and on March 31, 2018 it was subsequently extended to April 6, 2018. On April 6, 2018 we signed an Asset Purchase Agreement (“APA”) with the Target with a close date of May 15, 2018.

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
$3,491,228

The fair value of our 1,642,000 shares issued relating to the Yowza!! Transaction was determined to be $1.83, which was the fair value of the shares on the closing date of the acquisition.

The Company’s allocation of the purchase price is as follows:

Net assets acquired:
Cash	$1,368
Accounts receivable	2,928
Software development costs	200,000
Trademarks	10,000
Net liabilities assumed:
Accounts payable	(15,000)
Goodwill	3,291,932
Total purchase price	$3,491,228

NOTE 15 - INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates currently in effect.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $3,988,592, which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted or the following items:

	For the periods ended December 31,
	2017	2016
Book loss for the year	$(3,139,042)	$(9,081,857)
Adjustments:
Non-deductible portion - meals and entertainment	4,964	4,882
Impairment charges	120,125	5,713,617
Non-deductible stock compensation	73,870	555,656
Tax loss for the year	$(2,940,083)	$(2,807,702)
Net operating loss carryforward	16,053,213	13,245,511
Cumulative net operating loss carryforward	18,993,296	16,053,213
Estimated effective tax rate	21%	35%
Deferred tax asset	$3,988,592	$5,618,625

Details for the last two periods follow:

	For the period ended December 31,
	2017	2016

Deferred tax asset	$3,988,592	$5,618,625
Valuation allowance	(3,988,592)	(5,618,625)
Current taxes payable	--	--
Income tax expense	$--	$--

The Company has net operating loss carryforwards for tax purposes of approximately $18,993,296 that begins to expire in the year 2027. The estimated corporate federal net operating loss (NOL) is presented below:

Year	Amount
2017	18,993,296
2016	16,053,213

On December 22, 2017, President Trump signed into law the 2017 U.S. tax reform bill “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” Public Law 115-97 (the “Act”), formerly known as the “Tax Cuts & Jobs Act”, reducing the corporate tax rate from 35% to 21%.

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Years ended December 31,
	2017	2016
Supplemental disclosure
Cash paid for interest	$1,442	$1,147
Cash paid for income taxes	--	--
Accounts receivable increase due to sale of assets	3,494	--
Increase in prepaid due to prepaid share-based compensation	(340,580)	70,000
Shares issued for purchase of software	(43,500)	--
Shares issued to settle accrued liabilities	(271,300)	--
Shares issued to settle accrued liabilities - related party	(30,747)	--
Repayment of advance in shares	(12,000)	--
Notes payable reclassified from convertible notes payable	(5,000)	--
Convertible notes payable reclassified from notes payable	5,000	--
Repayment of notes payable related party in lieu of shares	(31,000)	--
Initial BCF credited to paid-in-capital	(232,800)	--

	Years ended December 31,
	2017	2016
Supplemental disclosure
Repayment of convertible note payable - related party in lieu of shares	(100,000)	--
Discount on notes payable reclassified to discount on notes payable - related party	(219,000)	--
Cancellation of shares issued for services	(142,900)	--
Shares returned for legal services	--	(1,595,000)
Conversion of advances to notes payable	$--	$282,000

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

We lease office facilities under two operating lease agreements. We are obligated to make payments under one of the lease agreements for a property we no longer occupy, and we are pursuing options to reduce this commitment.  Approximate future minimum lease payments for non-cancellable operating leases as of December 31, 2017, are as follows (in thousands):

Years ended December 31,
Total
2018	$183,744
2019	188,945
2020	63,481
2021	--
2022	--
Thereafter	--
$436,170

Rent expense was $158,952 and $72,699 in 2017 and 2016, respectively, and is included within general and administrative expense on our statements of operations.

Contingencies

To raise immediate cash, we sold our merchant processing portfolio to a larger merchant processor (the “Purchaser”) at industry standard multiples.  We were paid a percentage of the net revenues generated by each merchant. As with any type of portfolio, there is attrition, which can come from (1) the merchant processing fewer dollars in sales, or (2) the merchant closing its business (i.e. going out of business), or (3) the merchant taking its processing business to another ISO/processor. The sales agreement with the Purchaser, zero attrition is allowed.

Since July 2017 to January 2018, the average monthly residual was less than half of the valuation of the original guaranteed portfolio monthly residual. Any uncured shortfall of the guaranteed residual may be requested by the Purchaser.  The Agreement also stipulated that we board a minimum number of Merchant Accounts per year for two years with the Purchaser.  The Purchaser may demand that we pay them a specific amount for the number of unacquired Merchant Accounts below the Minimum Requirement per month. From July 1, 2017 to April 1, 2018 (10 months) Spindle has not boarded any merchants on the Purchaser’s platform, and it is likely that we may not board a merchant in the remaining 14 months. As a result, as of December 31, 2017, Management recorded a contingent liability of $171,312 as a potential return for consideration received and $126,000 for not boarding merchants, totaling $297,312.

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

NOTE 18 - SUBSEQUENT EVENTS

On April 2, 2018, we extended the closing dated for the acquisition of all the shares of a privately held payments processing company (the “Acquisition”) to April 6, 2018.  A binding term sheet for the Acquisition was entered into on October 2, 2017.

On March 8, 2018, John Devlin, one of our directors and Chairman of the Audit Committee, passed away.  On April 3, 2018, Ronald McIntyre was appointed to our Board of Directors as a director and Chairman of the Audit Committee.

On March 15, 2018, we entered into a Bridge Note Agreement (the “Convertible Note”) with one of our investors (the “Holder”). On January 8, 2018 and February 27, 2018, we entered into convertible promissory notes (the “Original Convertible Notes”) with the Holder in the principal amounts of $20,000 and $17,500, respectively. The Convertible Note is an amendment and restatement of the Original Convertible Notes and increases the principal amount to $55,000 based on an additional funding of $17,500. The Convertible Note is secured by a copy of the Company’s Payment Service Provider software code and is subordinate to our Amended and Restated convertible promissory note with Michael Kelly issued on October 17, 2017. The Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share at any time prior to September 15, 2018. On April 16, 2018, this Note was converted to 687,500 shares of the Company’s common stock.

On January 30, 2018, we signed a convertible promissory note with JSJ Investments, Inc.  The Convertible Note is subordinate to the convertible note owed to Michael Kelly which the Company filed with its Current Report on Form 8-K on February 1, 2018 and amended on February 6, 2018. The principal amount of the Convertible Note is $152,000 and matures on January 30, 2019. This note bears an interest rate of 10% per annum, is secured by Company assets, is convertible to shares of the Company’s restricted stock at a 35% discount to the lowest trading price during the previous 20 trading days to the date of a conversion notice.

From January 1, 2018 to the date of this report, the Company issued a total of 100,000 previously accrued shares of unregistered stock and 3,000,000 shares of unregistered stock under the terms of two consulting agreements.

In September 2017, Spindle was introduced to a privately held, profitable, payment processing company (the “Target”) desiring to become part of an existing public company in the payment processing space. On October 2, 2017, we signed a binding term sheet to acquire the Target. On December 31, 2018, the term sheet was extended until March 31, 2018, and on March 31, 2018 it was subsequently extended to April 6, 2018. On April 6, 2018, we signed an Asset Purchase Agreement (“APA”) with the Target with a close date of May 15, 2018.