Form 10-K/A
period 2017-12-31
SPINDLE, INC.
filed 2018-04-18
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 17, 2018, the registrant has 86,861,298 shares of common stock, par value $0.001, issued and outstanding.

EXPLANATORY PARAGRAPH

The filing of the 10-K dated April 17, 2018 inadvertently included the opinion of the audit firm that had not concluded their audit.

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

* Mr. Schwartz resigned from his position as Chief Executive Officer in January of 2017 and Mr. Clark resigned from his position as Chief Executive Officer in June of 2016.  Mr. Devlin was appointed interim Chief Financial Officer effective August 31, 2015 and continued in that role until June of 2016, when John Hunnicutt was appointed as CFO.  Mr. Hunnicutt resigned his position in January of 2017.   Mr. Devlin passed away on March 8, 2018. Mr. Yunus served as the Company’s CFO from July 1, 2017 to April 2, 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following unaudited financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

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

The unaudited financial statements for the years ended December 31, 2017 and 2016 are included on the following pages:

1

Spindle, Inc.

Balance Sheets

(unaudited)

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

(unaudited)

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

(unaudited)

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

Spindle, Inc.

Statements of Cash Flows

(unaudited)

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

(unaudited)

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