Form 10-K/A
period 2017-12-31
SPINDLE, INC.
filed 2018-04-18
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to FORM 10-K/A

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

EXPLANATORY PARAGRAPH

The filing of the Amendment No. 2 to 10-K/A dated April 18, 2018 is to include the opinion of the audit firm.

SPINDLE, INC.

AMENDMENT NO. 2 TO FORM 10-K/A

FORWARD LOOKING STATEMENTS

This Amendment No. 2 to Annual Report on Form 10-K/A (the “Annual Report”) contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward -looking statements.

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

 The APA outlines the terms of the Target acquisition which is stated to close on May 15, 2018. Since the transaction is not yet closed, and there are conditions precedent to closing, the financial terms of the APA and the Target’s name have been redacted. The conditions precedent to closing include a third party valuation of the Target, employment agreements for the Target’s CEO and the CTO, both of whom would hold the same positions with Spindle, asset transfer approvals, availability of cash for the asset purchase, among other conditions outlined in the APA.

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

•

Issued 2,170,000 shares of common stock valued at $230,500 as an incentive to purchase Company assets.

•

Issued 1,310,000 shares of common stock as repayment of debt through the conversion of notes payable totaling $131,000.

•

Issued 589,444 shares of common stock to repay $74,500 in cash advanced to the Company by former directors of the Company and a third party.

•

Authorized the issuance of 1,171,503 shares of common stock to third party consultants and attorneys as payment for their services.  The estimated fair value of these shares totaled $199,890.  100,000 of these shares were unissued at December 31, 2017.

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

•

A payment processing portfolio with an existing, profitable and growing customer base;

•

A seasoned CEO with 25-years’ experience in the payment processing space who would assume the same role at Spindle;

•

A seasoned CTO who developed the gateway and MMS, with 29-years of technology experience, 15-years’ experience in the financial payments industry, and who would assume the same role at Spindle;

•

An internally developed, PCI compliant payment processing gateway that would replace Spindle’s licensed gateway (that will no longer be updated per WorldPay, the licensor);

•

An internally developed Merchant Management System (MMS); and

•

A white-labeled licensed payment service provider (“PSP”) platform.

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

Other income in 2017 was mainly due to the sale of our residual portfolio described above, and $30,000 income from selling of unrestricted license to its payment service provider software. At December 31, 2017, the Company believed that this asset (PSP software) had little to no value as part of our ongoing strategy and was fully impaired. In 2016, other income was mainly due to forgiveness of various debt.

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

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow

Liquidity and Capital Resources

Cash used in operating activities during the year ended December 31, 2017 was $1,064,871 compared to $1,121,000 for the year ended December 31, 2016.

Cash provided by investing activities was $293,872 during the year ended December 31, 2017, due to the sale of most of our merchant processing portfolio. Comparatively, cash used in investing activities was $204,691 in the twelve months ended December 31, 2016, mainly related to additions to software development costs.

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

During the year ended December 31, 2016, net cash provided by financing activities totaled $1,168,107, which consisted of $1,283,107 received from investors purchasing shares of our common stock and $25,500 in advances and new notes payable, offset by $100,000 from the return of subscriptions and $40,500 in payments on our notes receivable and related party notes receivable.

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

The Company entered into a Consulting Services Agreement with Glenn Bancroft, effective as of May 1, 2013, until April 30, 2014 (the “Bancroft Agreement”). Pursuant to the Bancroft Agreement, Mr. Bancroft agreed to provide services relating to general management, personnel, executive development and coaching, sales team development and organizational behavior assistance. The Company agreed to pay Mr. Bancroft 100,000 shares in exchange for his services and reimbursement of pre-approved travel expenses. These shares were issued to Mr. Bancroft on July 31, 2014. The Bancroft Agreement was renewed for an additional twelve months on April 30, 2014 through April 30, 2015 for compensation of 100,000 shares, which were issued to Mr. Bancroft on June 18, 2015.  The consulting agreement with Mr. Bancroft was renewed for an additional twelve months through April 30, 2016, ann again through April 30, 2017, under the same terms of the original agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

We have one class of stock outstanding, our common stock. The following table presents certain information as of April 17, 2018, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all our directors and officers as a group, and (iii) each person known to us to own beneficially five percent or more of the outstanding shares of our common stock. As of April 17, 2018, there were 86,861,298 shares of common stock outstanding.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 17, 2018, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

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

(1)

The address for our executive officers and directors is c/o Spindle, Inc., 1201 S. Alma School Road, Suite 12500, Mesa, Arizona 85210.

(2)

As of April 17, 2018, there were 86,861,298 shares of our common stock issued and outstanding.  In determining the percentage of common stock beneficially owned by the selling stockholders as of April 17, 2018, (a) the numerator is the number of shares of common stock beneficially owned by a selling stockholder (including the shares that he has the right to acquire within 60 days of April 17, 2018), and (b) the denominator is the sum of (i) the 86,861,298 shares of common stock outstanding on April 17, 2018 and (ii) the number of shares of common stock which the selling stockholder has the right to acquire within 60 days of April 17, 2018.

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

•

Report of Independent Registered Public Accounting Firm dated April 18, 2018;

•

Balance Sheets as of December 31, 2017 and December 31, 2016;

•

Statements of Operations for the Years Ended December 31, 2017 and December 31, 2016;

•

Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and December 31, 2016;

•

Statements of Cash Flows for the Years Ended December 31, 2017 and December 31, 2016; and

•

Notes to Financial Statements.

(2) Financial Statement Schedules

The following financial statement schedule is filed with this Amendment No. 2 to Annual Report on Form 10-K/A and can be found following the Notes to Financial Statements:

None

All other schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in the financial statements and Notes to Financial Statements.

(3) Exhibits

See “Exhibit Index” following the signature page of this Amendment No. 2 to Form 10-K/A for a description of the documents that are filed as Exhibits to this Annual Report on Amendment No. 2 to Form 10-K/A or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this, 18th day of April 2018.

SPINDLE, INC.

(Registrant)

Signature	Title	Date

/s/ Jack A. Scott	Interim Chief Executive Officer,	April 18, 2018
Jack A. Scott	Principal Executive Officer, Interim Chief Financial Officer, Principal Financial Officer, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreements, dated December 2, 2011, by and by and between Coyote Hills Golf, Inc., a Nevada corporation, Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson, and Kamiar Khatami (2)
2.2	Addendum No. 1 to Asset Purchase Agreement entered into on March 29, 2012 between Spindle, Inc., Spindle Mobile, Inc., Mitch Powers, Stephanie Erickson and Kamiar Khatami (3)
2.3	Asset Purchase Agreement entered into on December 10, 2013 between Spindle, Inc. and Y Dissolution, Inc. (1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Specimen Common Stock Certificate of the Company (6)
10.1	Asset Purchase Agreement entered into on December 31, 2012 between Spindle, Inc. and Parallel Solutions Inc. (1)
10.2	Asset Purchase Agreement entered into on March 1, 2013 between Spindle, Inc. and MeNetwork, Inc. (4)
10.3**	First Amendment and Waiver to Asset Purchase Agreement entered into on December 12, 2014 between Spindle, Inc. and Ashton Craig Page (6)
10.4+	Spindle, Inc. 2012 Stock Incentive Plan (1)
10.5+	Spindle, Inc. 2014 Consultants’ Compensation Plan (7)
10.6+	Asset Purchase Agreement entered into on June 4, 2015 by and between Spindle, Inc. and C&H Financial Services, Inc. (5)
10.7	Convertible Promissory Note Between Michael Kelly and Spindle, Inc. (9)
10.8	Amended and Restated Convertible Promissory Note Between Michael Kelly and Spindle, Inc. (10)
10.9	Convertible Promissory Note between JSJ Investments, Inc. and Spindle, Inc. (11)
10.10	Bridge Note Agreement between LegendCap Opportunity Fund and Spindle, Inc. (12)
10.11	Asset Purchase Agreement dated April 6, 2018(13)
14.1	Code of Ethics(7)
21.1	List of subsidiaries of Spindle, Inc. (6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

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

(12)

Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the SEC on March 21, 2018.

(13)

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

Henderson, Nevada

April 18, 2018

Spindle, Inc.

Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$11,753	$3,642
Accounts receivable, net	5,091	82,913
Prepaid expenses and deposits	17,267	160,280
Total current assets	34,111	246,835

Other assets:
Property and equipment, net	9,245	14,284
Intangible assets, net	-	134,758
Total other assets	9,245	149,042
TOTAL ASSETS	$43,356	$395,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$520,282	$396,237
Advances	114,500	10,000
Accrued liabilities - related party	373,050	414,327
Notes payable	44,552	64,053
Convertible note payable, net of unamortized discount	255,122	38,526
Convertible note payable - related party, net of unamortized discount	126,706	79,498
Contingent liabilities	297,312	-
Derivative liability on note payable - related party	261,784	-
Total liabilities	1,993,308	1,002,641

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 83,073,798 and 70,596,275 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	83,073	70,596
Common stock authorized and unissued, 139,853 and 250,459 shares as of December 31, 2017 and December 31, 2016, respectively	139	250
Additional paid-in capital	29,299,850	27,516,362
Accumulated deficit	(31,333,014)	(28,193,972)
Total stockholders’ deficit	(1,949,952)	(606,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,356	$395,877

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Operations

	Years Ended December 31,
	2017	2016

Revenue:
Sales income	$88,247	$589,000
Cost of sales	46,017	69,901

Gross profit	42,230	519,099

Expenses:
Depreciation and amortization	38,172	428,494
Promotional and marketing	16,557	19,446
Consulting	735,012	506,146
Salaries and wages (including share-based compensation)	697,211	1,447,009
Directors fees	137,036	160,115
Professional fees	381,670	455,139
General and administrative	398,512	462,462
Bad debt expense	-	267,118
Loss on impairment of goodwill	-	4,636,212
Loss on impairment of long-lived assets	120,125	1,077,405
Total operating expenses	2,524,295	9,459,546

Net operating loss	(2,482,065)	(8,940,447)

Other income (expense):
Loss on disposal of intangible assets	(496,814)	-
Legal settlement	-	(115,000)
Gain on change in derivative liability	49,341	-
Gain on cancellation of shares	8,250	-
Other income	273,905	63,824
Other expense	-	(10,138)
Interest expense	(242,053)	(61,119)
Interest expense - related party	(249,606)	(18,977)
Total other income (expense)	(656,977)	(141,410)

Loss before income tax provision	(3,139,042)	(9,081,857)
Provision for income taxes	-	-

Net loss	$(3,139,042)	$(9,081,857)
Weighted average number of common shares outstanding - basic and diluted	79,553,017	67,454,703

Net (loss) per share - basic and fully- diluted	$(0.04)	$(0.13)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Stockholders’ Deficit

	Common Stock			Common Stock Payable
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total

Balance, December 31, 2015	63,599,060	$64,297	$26,576,761	$697,459	$697	($19,112,115)	$7,529,640
Shares issued for services	565,436	799	121,396	233,000	233	-	122,428
Shares issued for services - related party	3,168,993	2,238	420,914	(680,000)	(680)	-	422,472
Shares issued for cash	9,504,449	9,504	1,273,603	-	-	-	1,283,107
Beneficial conversion feature on convertible debt	-	-	215,333	-	-	-	215,333
Shares for prepaid expenses	458,337	458	93,501	-	-	-	93,959
Return of HWW shares	(6,700,000)	(6,700)	(1,588,300)	-	-	-	(1,595,000)
Stock option amortization	-	-	403,154	-	-	-	403,154
Net loss	-	-	-	-	-	(9,081,857)	(9,081,857)
Balance, December 31, 2016	70,596,275	$70,596	$27,516,362	250,459	$250	($28,193,972)	($606,764)
Shares issued for services	1,071,503	1,072	198,718	100,000	100	-	199,890
Shares issued for services - related party	5,911,596	5,911	684,967	(210,606)	(211)	-	690,667
Shares issued for cash upon exercise of warrants	112,000	112	15,008	-	-	-	15,120
Shares issued for cash	1,212,980	1,213	156,277	-	-	-	157,490
Beneficial conversion feature on convertible debt	-	-	232,800	-	-	-	232,800
Shares issued as an inducement to purchase intangible assets	1,870,000	1,870	185,130	-	-	-	187,000
Warrants issued as an inducement to purchase intangible assets	-	-	6,900	-	-	-	6,900
Shares issued for asset purchases	300,000	300	43,200	-	-	-	43,500
Debt converted into common stock	1,899,444	1,899	203,601	-	-	-	205,500
Shares issued in relation to acquisitions	100,000	100	12,900	-	-	-	13,000
Stock option amortization	-	-	43,987	-	-	-	43,987
Net loss	-	-	-	-	-	(3,139,042)	(3,139,042)
Balance, December 31, 2017	83,073,798	$83,073	$29,299,850	139,853	$139	($31,333,014)	($1,949,952)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Cash Flows

	Years Ended
	December 31,
	2017	2016
Operating activities
Net loss	$(3,139,042)	$(9,081,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	199,890	122,428
Shares issued for services - related party	690,667	422,476
Shares based compensation expense	43,987	403,154
Depreciation and amortization	38,172	428,494
Loss on sale of intangible assets	496,814	-
Amortization of debt discount	198,294	53,526
Amortization of debt discount - related party	148,310	12,831
Gain on cancellation of shares	(8,250)	-
Change in derivative liability	(49,341)	-
Goodwill impairment	-	4,636,212
Loss on impairment of long-lived assets	120,125	1,077,405
Gain on forgiveness of bad debt	-	(63,824)
Loss related to bad debt	-	267,118
Loss on legal and other settlements	-	115,000
Non-cash interest expense	92,125	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	74,328	(244,935)
(Decrease) increase in prepaid expenses	(140,859)	113,222
Decrease in accrued compensation - related party	(57,438)	-
Increase in accounts payable and accrued expenses	160,533	117,860
Increase in accrued expenses	66,814	499,890
Net cash used in operating activities	(1,064,871)	(1,121,000)

Investing activities
Purchase of property and equipment	-	(3,613)
Proceeds from sale of intangible assets	293,872	-
Additions to capitalized software development	-	(201,078)
Net cash provided by (used in) investing activities	293,872	(204,691)

Financing activities
Return of subscriptions	-	(100,000)
Proceeds from advances	200,000	25,500
Payments on advances	(74,000)	(8,000)
Proceeds from notes payable	191,000	-
Proceeds from notes payable - related parties	319,000	-
Payments on notes payable	(4,000)	(32,500)
Payments on convertible notes payable	(10,500)	-
Payments on notes payable - related parties	(15,000)	-
Proceeds from the sale of common stock	157,490	1,283,107
Proceeds from the exercise of stock warrants	15,120	-
Net cash provided by financing activities	779,110	1,168,107

Net increase (decrease) in cash	8,111	(157,581)
Cash - beginning	3,642	161,226
Cash - ending	$11,753	$3,642

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $3,139,042 and $9,081,857 for the fiscal years ended December 31, 2017 and 2016, respectively.  At December 31, 2017, the Company had an accumulated deficit of $31,333,014.  At December 31, 2017 and December 31, 2016, the Company had a working capital deficit of $1,959,197 and $755,806, respectively.

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

On February 14, 2017, the Company sold a previously impaired patent license revenue stream pursuant to a License Agreement with goEmerchant, LLC (“goEmerchant”). The patents which were the subject of the revenue stream expired on or about February 5, 2016. On February 20, 2017, goEmerchant contacted the Company asking for repayment of $54,784 (the “Repayment Amount”). The Company disputes the amount owed and believes there are additional payment obligations owed from goEmerchant to the Company which more than offsets the Repayment Amount. The Company is reviewing its options to enforce all its rights under the License Agreement and collect any obligations owed to it.  After learning the patents were expired, the purchasers of the assets agreed to treat the funds paid to Spindle as an advance, which would be repaid back to them in either cash or stock. As of December 31, 2017, $21,500 in cash and 215,000 shares of Spindle common stock with a value of $21,500 had been repaid to the purchasers, leaving $107,000 still due them.  This amount is carried as an advance on our balance sheet.   The purchasers were also issued a total of 1,500,000 shares of Company common stock with a value of $150,000 at the time of the asset purchase.  A total loss on this transaction of $172,461 is included as a loss on the disposal of intangible assets on our Statement of Operations.

At December 31, 2017, Management reviewed the value and projected cash flows of the remaining license and domain names and deemed them to have no value to the future direction of the Company, so were fully impaired.

Because of change in management in January 2017 and subsequent change in strategy, on March 3, 2017, the Company sold all the remaining assets associated with Yowza!! for $25,000. The assets were sold to iOT Broadband LLC, an LLC owned by Michael Kelly, a previously reported 5% shareholder of the Company’s common stock and a Director of Spindle from September 13, 2017 to January 26, 2018. As part of this transaction, 250,000 of the Company’s common stock valued at $25,000 and $6,900 warrant shares with a value of $6,900 were issued to the purchaser, resulting in a loss to the Company of $31,900.

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

•

Issued 2,170,000 shares of common stock valued at $230,500 as an incentive to purchase Company assets.

•

Issued 1,310,000 shares of common stock as repayment of debt through the conversion of notes payable totaling $131,000.

•

Issued 589,444 shares of common stock to repay $74,500 in cash advanced to the Company by former directors of the Company and a third party.

•

Authorized the issuance of 1,171,503 shares of common stock to third party consultants and attorneys as payment for their services.  The estimated fair value of these shares totaled $199,890.  100,000 of these shares were unissued at December 31, 2017.

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

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Years ended December 31,
	2017	2016
Supplemental disclosure
Cash paid for interest	$1,442	$1,147
Cash paid for income taxes	--	--
Accounts receivable increase due to sale of assets	3,494	--
Increase in prepaid due to prepaid share-based compensation	(340,580)	70,000
Shares issued for purchase of software	(43,500)	--
Repayment of advance in shares	(21,500)	--
Repayment of notes payable related party in lieu of shares	(31,000)	--
Initial BCF credited to paid-in-capital	(232,800)	--
Shares issued in relation to acquisition	(13,000)	--
Shares issued for conversion of debt	(205,500)	--
Shares returned for legal services	--	(1,595,000)
Conversion of advances to notes payable	$--	$282,000

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