Form 10-K/A
period 2017-12-31
SPINDLE, INC.
filed 2018-04-19
CIK 1403802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to FORM 10-K/A

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

EXPLANATORY PARAGRAPH

The undersigned registrant is filing this Amendment No. 3 to Form 10-K (this “Amendment”) for the sole purpose of furnishing the interactive data files as Exhibit 101 to the Form 10-K. Exhibit 101 to this Amendment No. 3 provides the following items from the Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) our balance sheets, (ii) our statements of operations, (iii) our statements of stockholders' deficit, (iv) our statements of cash flows, (v) the notes to our financial statements and (vi) the schedule to our financial statements. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

No other changes have been made to the Form 10-K. This Amendment No. 3 to the Form 10-K speaks as of the date Amendment No. 2 to Form 10-K was filed with the Securities and Exchange Commission and does not modify the Form 10-K in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in Amendment No. 2 to Form 10-K.

SPINDLE, INC.

AMENDMENT NO. 3 TO FORM 10-K/A

FORWARD LOOKING STATEMENTS

This Amendment No. 3 to Annual Report on Form 10-K/A (the “Annual Report”) contains forward-looking statements about Spindle Inc.’s ("SPDL," "we," "us," or the "Company") business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements. You should not place undue reliance on these forward -looking statements.

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

•

Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and December 31, 2016;

•

Statements of Cash Flows for the Years Ended December 31, 2017 and December 31, 2016; and

•

Notes to Financial Statements.

(2) Financial Statement Schedules

The following financial statement schedule is filed with this Amendment No. 3 to Annual Report on Form 10-K/A and can be found following the Notes to Financial Statements:

None

All other schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in the financial statements and Notes to Financial Statements.

(3) Exhibits

See “Exhibit Index” following the signature page of this Amendment No. 3 to Form 10-K/A for a description of the documents that are filed as Exhibits to this Annual Report on Amendment No. 3 to Form 10-K/A or incorporated by reference herein.

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

Spindle, Inc.

Statements of Operations

	Years Ended December 31,
	2017	2016

Revenue:
Sales income	$88,247	$589,000
Cost of sales	46,017	69,901

Gross profit	42,230	519,099

Expenses:
Depreciation and amortization	38,172	428,494
Promotional and marketing	16,557	19,446
Consulting	735,012	506,146
Salaries and wages (including share-based compensation)	697,211	1,447,009
Directors fees	137,036	160,115
Professional fees	381,670	455,139
General and administrative	398,512	462,462
Bad debt expense	-	267,118
Loss on impairment of goodwill	-	4,636,212
Loss on impairment of long-lived assets	120,125	1,077,405
Total operating expenses	2,524,295	9,459,546

Net operating loss	(2,482,065)	(8,940,447)

Other income (expense):
Loss on disposal of intangible assets	(496,814)	-
Legal settlement	-	(115,000)
Gain on change in derivative liability	49,341	-
Gain on cancellation of shares	8,250	-
Other income	273,905	63,824
Other expense	-	(10,138)
Interest expense	(242,053)	(61,119)
Interest expense - related party	(249,606)	(18,977)
Total other income (expense)	(656,977)	(141,410)

Loss before income tax provision	(3,139,042)	(9,081,857)
Provision for income taxes	-	-

Net loss	$(3,139,042)	$(9,081,857)
Weighted average number of common shares outstanding - basic and diluted	79,553,017	67,454,703

Net (loss) per share - basic and fully- diluted	$(0.04)	$(0.13)

The accompanying notes are an integral part of these financial statements.

Spindle, Inc.

Statements of Stockholders’ Deficit

	Common Stock			Common Stock Payable
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total

Balance, December 31, 2015	63,599,060	$64,297	$26,576,761	697,459	$697	($19,112,115)	$7,529,640
Shares issued for services	565,436	799	121,396	233,000	233	-	122,428
Shares issued for services - related party	3,168,993	2,238	420,914	(680,000)	(680)	-	422,472
Shares issued for cash	9,504,449	9,504	1,273,603	-	-	-	1,283,107
Beneficial conversion feature on convertible debt	-	-	215,333	-	-	-	215,333
Shares for prepaid expenses	458,337	458	93,501	-	-	-	93,959
Return of HWW shares	(6,700,000)	(6,700)	(1,588,300)	-	-	-	(1,595,000)
Stock option amortization	-	-	403,154	-	-	-	403,154
Net loss	-	-	-	-	-	(9,081,857)	(9,081,857)
Balance, December 31, 2016	70,596,275	$70,596	$27,516,362	250,459	$250	($28,193,972)	($606,764)
Shares issued for services	1,071,503	1,072	198,718	100,000	100	-	199,890
Shares issued for services - related party	5,911,596	5,911	684,967	(210,606)	(211)	-	690,667
Shares issued for cash upon exercise of warrants	112,000	112	15,008	-	-	-	15,120
Shares issued for cash	1,212,980	1,213	156,277	-	-	-	157,490
Beneficial conversion feature on convertible debt	-	-	232,800	-	-	-	232,800
Shares issued as an inducement to purchase intangible assets	1,870,000	1,870	185,130	-	-	-	187,000
Warrants issued as an inducement to purchase intangible assets	-	-	6,900	-	-	-	6,900
Shares issued for asset purchases	300,000	300	43,200	-	-	-	43,500
Debt converted into common stock	1,899,444	1,899	203,601	-	-	-	205,500
Shares issued in relation to acquisitions	100,000	100	12,900	-	-	-	13,000
Stock option amortization	-	-	43,987	-	-	-	43,987
Net loss	-	-	-	-	-	(3,139,042)	(3,139,042)
Balance, December 31, 2017	83,073,798	$83,073	$29,299,850	139,853	$139	($31,333,014)	($1,949,952)

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