Form 10-Q
period 2018-03-31
SPINDLE, INC.
filed 2018-05-15
CIK 1403802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

Common shares outstanding as of May 13, 2018:  86,861,298.

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  While these statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 as filed with the SEC on April 18, 2018.

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018 (unaudited)	2017

ASSETS
Current assets:
Cash	$5,881	$11,753
Accounts receivable, net	3,100	5,091
Prepaid expenses and deposits	100,230	17,267
Total current assets	109,211	34,111

Other assets:
Property and equipment, net	7,694	9,245
Total other assets	7,694	9,245
TOTAL ASSETS	$116,905	$43,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$665,819	$520,282
Advances	114,500	114,500
Accrued liabilities - related party	446,887	373,050
Notes payable	44,552	44,552
Convertible note payable, net of unamortized discount	361,676	255,122
Derivative liability on note payable	178,120	-
Convertible note payable - related party, net of unamortized discount	185,565	126,706
Contingent liabilities	297,312	297,312
Derivative liability on note payable - related party	238,271	261,784
Total liabilities	2,532,702	1,993,308

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017		-
Common stock, $0.001 par value, 300,000,000 shares authorized, 83,173,798 and 83,073,798 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	83,173	83,073
Common stock, authorized and unissued, 3,045,853 and 139,853 shares as of March 31, 2018 and December 31, 2017, respectively	3,045	139
Additional paid-in capital	29,546,677	29,299,850
Accumulated deficit	(32,048,692)	(31,333,014)
Total stockholders’ deficit	(2,415,797)	(1,949,952)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$116,905	$43,356

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017

Revenue:
Sales income	$3,043	$32,222
Cost of sales	1,382	16,494

Gross profit	1,661	15,728

Expenses:
Depreciation and amortization	1,551	7,513
Promotional and marketing	-	6,933
Consulting	260,035	56,234
Salaries and wages (including share-based compensation)	108,371	189,953
Directors fees	23,080	37,500
Professional fees	71,285	104,467
General and administrative	100,231	99,686
Total operating expenses	564,553	502,286

Net operating loss	(562,892)	(486,558)

Other income (expense):
Loss on settlement	(7,100)	-
Loss on write-off of assets	-	(181,900)
Gain on change in derivative liabilities	19,627	-
Other income	-	33
Interest expense	(99,574)	(74,077)
Interest expense - related party	(65,739)	(105,589)
Total other income (expense)	(152,786)	(361,533)

Loss before income tax provision	(715,678)	(848,091)
Provision for income taxes	-	-

Net loss	$(715,678)	$(848,091)
Weighted average number of common shares outstanding - basic and diluted	83,282,384	74,220,895

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(715,678)	$(848,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	240,200	9,584
Shares issued for services - related party	580	53,271
Share based compensation expense	865	23,710
Depreciation and amortization	1,551	7,513
Interest expense - derivative liability exceeds NP	22,234	-
Change in derivative liability	3,886	-
Change in derivative liability - related party	(23,513)	-
Loss on sale of intangible assets	-	181,900
Amortization of debt discount	69,742	40,789
Amortization of debt discount - related party	58,859	104,109
Loss on settlement	7,100	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(109)	(17,097)
Decrease in prepaid expenses	18,187	21,169
Increase in accounts payable and accrued expenses	39,387	43,243
Change in accrued compensation - related party	51,837	42,507
Net cash used in operating activities	(224,872)	(337,394)

Investing activities
Sale of fixed assets	-	25,000
Net cash provided by (used in) investing activities	-	25,000

Financing activities
Proceeds from advances	-	150,000
Payments on advances	-	(1,500)
Proceeds from advances - related parties	22,000	25,000
Payments on advances - related party	-	(2,000)
Payments on notes payable	-	(10,500)
Proceeds from notes payable	207,000	46,000
Payments on notes payable	(10,000)	-
Proceeds from notes payable - related parties	-	100,000
Proceeds from the sale of common stock	-	47,490
Net cash provided by financing activities	219,000	354,490

Net (decrease) increase in cash	(5,872)	42,096
Cash - beginning	11,753	3,642
Cash - ending	$5,881	$45,738

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto included in the Company's Annual Report on Form 10-K/A.  The Company follows the same accounting policies in the preparation of interim reports.

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

Revenue recognition

We have analyzed our revenue transactions pursuant to ASU 2014-09, Revenue, and we have no material impact due to the transition from ASC 605 to ASU 2014-09. Our revenues are recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. In discussion with management, we apply the following five steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

a)

identify the contract with a customer;

b)

identify the performance obligations in the contract;

c)

determine the transaction price;

d)

allocate the transaction price to performance obligations in the contract; and

e)

recognize revenue as the performance obligation is satisfied.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Long-lived assets

We account for long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). We record a BCF as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and we amortize the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount

The Company determines if a convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities - Distinguishing Liabilities from Equity (“ASC 480”). ASC 480 applies to certain contracts involving a company’s own equity and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At March 31, 2018, we adjusted our derivative liability to its fair value, and reflected the change in fair value in our consolidated statements of operations.

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

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2018 that have been excluded from the computation of diluted net loss per share amounted to 3,414,439 shares comprised of 1,742,500 options and 1,671,939 warrants. At March 31, 2018, 130,000 of the 1,742,500 potential common shares that could be issued upon the exercise of the options had not vested, and 50,000 of the 1,671,939 common shares that could be issued upon the exercise of the warrants had not vested.

Income taxes

We account for income taxes under the provisions of “Income Taxes” (“ASC 740”).  The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that our financials properly reflect the change.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 on January 1, 2018 using a modified retrospective method.  As of and for the three months ended March 31, 2018 the adoption of ASU 2014-09 did not have a material impact on our balance sheet, net earnings, stockholders' equity or our statement of cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $715,678 for the three months ended March 31, 2018, and at March 31, 2018, the accumulated deficit was $32,048,692.

To continue as a going concern, the Company may need, among other things, additional capital resources. There are no assurances that without generating new revenue during 2018 that we will be successful without additional financing.  Should revenues not grow sufficiently, and should we be unable to secure additional financing through the sale of our securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	March 31,	December 31,
	2018	2017

Due from customers and vendors	$200	$91
Due from sale of licenses	2,900	5,000
Total accounts receivable, net	$3,100	$5,091

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	March 31,	December 31,
	2018	2017

Prepaid insurance	$90,000	$--
Prepaid consulting fees - stock based	5,156	12,193
Deposits	5,074	5,074
Total prepaid expenses and deposits	$100,230	$17,267

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	March 31,	December 31,
	2018	2017

Office furniture & equipment	$33,225	$33,225
Less: accumulated depreciation	(25,531)	(23,980)
Total property and equipment, net	$7,694	$9,245

During the three months ended March 31, 2018 and 2017, we recorded depreciation expense of $1,551 and $1,344, respectively.

NOTE 7 - RESIDUAL CONTRACTS

To raise immediate cash, in 2017, we sold our remaining merchant processing portfolio to a larger merchant processor (the “Purchaser”) at industry standard multiples.  We were paid a percentage of the net revenues generated by each merchant. As with any type of portfolio, there is attrition, which can come from (1) the merchant processing fewer dollars in sales, or (2) the merchant closing its business (i.e. going out of business), or (3) the merchant taking its processing business to another ISO/processor. The sales agreement with the Purchaser allows zero attrition.

From July 2017 to January 2018, the average monthly residual was less than half of the valuation of the original guaranteed portfolio monthly residual. Any uncured shortfall of the guaranteed residual may be requested by the Purchaser. The Agreement also stipulated that we board a minimum number of Merchant Accounts per year for two years with the Purchaser.  The Purchaser may demand that we pay them a specific amount for the number of unacquired Merchant Accounts below the Minimum Requirement per month. From July 1, 2017 to May 1, 2018 (11 months) Spindle has not boarded any merchants on the Purchaser’s platform, and it is likely that we may not board a merchant in the remaining 13 months. As of December 31, 2017, Management recorded a contingent liability of $171,312 as a potential return for consideration received and $126,000 for not boarding merchants, totaling $297,312.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

Notes Payable

The following table is a summary of the changes of our Promissory Notes liabilities as of March 31, 2018:

Balance at December 31, 2017	$44,552
Repayments on notes	--
Balance at March 31, 2018	$44,552

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company under various terms and at December 31, 2017, had a balance of $44,552.  The Grid Note included warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00, none of which have been exercised as of March 31, 2018.  During the three months ended March 31, 2018 and March 31, 2017, interest expense of $557 and $606 was recorded, respectively. No principal payments were made on the Grid Note during the three months ended March 31, 2018 and March 31, 2017.

Convertible Notes Payable

Convertible notes payable consists of the following:

	March 31, 2018	December 31, 2017
Convertible notes payable, interest free to annual interest rate of 10%, due date ranges from May 2018 to January 2019 and convertible into common stock at prices ranging from $0.046 to $0.135 per share.	$514,000	$317,000
Unamortized debt discount	(152,324)	(61,878)
Balance at end of period	$361,676	$255,122

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT, CONTINUED

The following table is a summary of the changes of our Convertible Notes Payable as of March 31, 2018:

Balance at December 31, 2017	$255,122
Issuance of notes	244,500
Repayment of notes	(10,000)
Replacement of notes	(37,500)
Increase in debt discount	(160,188)
Amortization of debt discount	69,742
Balance at March 31, 2018	$361,676

On January 30, 2018, we signed a convertible promissory note (“Convertible Note”) with a third party (“Holder”). The Convertible Note is subordinate to the convertible note owed to Michael Kelly which the Company filed with its Current Report on Form 8-K on February 1, 2018 and amended on February 6, 2018. The principal amount of the Convertible Note is $152,000 and matures on January 30, 2019. The Convertible Note bears an annual interest rate of ten percent and may be converted to stock under certain circumstances. The total value of the Convertible Note balance, if converted to stock at March 31, 2018, would be $154,499. The debt discount and derivative liability recorded at issuance were $152,000 and $174,234, respectively. The Convertible Note discount is amortized to interest expense - related party over the term of the note and at March 31, 2018 has an unamortized balance of $115,625. During the three months ended March 31, 2018, interest expense of $2,499 and interest expense related to amortization of the discount on the unpaid note of $36,375 were recorded.

During the three months ended March 31, 2018, we entered into two Bridge Note Agreements totaling $37,500 with one of our investors. These Bridge Notes were rolled into a new Bridge Note (the “New Note”) with a total of $55,000. The New Note is secured by the Company’s assets and is convertible to shares of the Company’s restricted stock at a price of $0.08 per share. The discounts attributable to the two Bridge Notes that were rolled into the New Note totaled $8,188 which was expensed as interest at the date of the New Note. There is no discount attributable to the New Note, as the conversion price of $0.08 was the same as the share price on the date the New Note was issued. The New Note was converted into 687,500 shares of Spindle common stock in April 2018.

During the twelve months ended December 31, 2017, we entered into seven Bridge Note Agreements totaling $145,000 with one of our investors. The seven Bridge Notes were interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.10 and $0.135 per share and had maturity dates ranging from June 30, 2017 to June 29, 2018. Three of the seven Bridge Notes included warrants to purchase two shares of the Company’s common stock, at an exercise price of $0.135 or $0.20 per share, for each dollar loaned to Spindle. The total discount attributable to the seven transactions was $98,457. During the three months ended March 31, 2018, interest expense related to the warrants and the amortization of the discount on the unpaid note balances totaled $15,632. The unamortized debt discount on these notes was $1,272 at March 31, 2018. During the three months ended March 31, 2018, $5,000 was repaid on one of these notes.

In December 2016, we entered into a $5,000 Bridge Note Agreement with one of our investors. The Bridge Note was secured by the Company’s assets and includes warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $525, which was expensed to interest during the three months ended March 31, 2017. At March 31, 2018, the $5,000 Bridge Note was paid in full. At March 31, 2018, none of the warrants related to this Note had been exercised.

On May 18, 2016, we converted a $182,000 payable to an investor in the Company and entered into a Convertible Promissory Note (the “Note”) with that investor. The Note bears an interest rate of 6% per annum and has a maturity date of May 18, 2018. The total value of the note, if converted to stock, would be $404,444 and therefore a discount in the amount of $182,000 was recorded, as the conversion feature cannot be greater than the amount of the debt. This amount is amortized to interest expense over the term of the note. During the three months ended March 31, 2018 and March 31, 2017, interest expense of $2,471 and $2,471 and interest expense related to amortization of the discount on the unpaid notes of $20,589 and $20,589 was recorded, respectively. The balance of the unamortized discount at March 31, 2018 was $24,395. The Company made no payments to the Note’s principal balance during the three months ended March 31, 2018 and March 31, 2017, and at March 31, 201, the unpaid balance of the Note was $167,000.

NOTE 9 -CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

Convertible notes payable to related parties consists of the following:

	March 31, 2018	December 31, 2017
Convertible notes payable, annual interest rate of 6% to 10%, due date ranges from October 2018 to March 2019 and convertible into common stock at a price of $0.10 to $0.135 per share.	$319,000	$319,000
Unamortized debt discount	(133,435)	(192,294)
Balance at end of period	$185,565	$126,706

The following table is a summary of the changes of our Convertible Notes Payable - Related Party as of March 31, 2018:

Balance at December 31, 2017	$126,706
Amortization of debt discount	58,859
Balance at March 31, 2018	$185,565

On October 17, 2017, we entered into a Convertible Note Agreement with a stockholder of over 5% of the Company. The Note was revised and amended on November 27, 2017 and is for a promissory note up to $359,000, convertible to stock under certain circumstances. At March 31, 2018, the Company had borrowed $219,000 under this agreement. The Note bears an interest rate of 10% per annum and has a maturity date of October 17, 2018. The total value of the Note balance, if converted to stock at March 31, 2018, would be $227,581.  The discount and derivative liability recorded at issuance were $219,000 and $311,125, respectively. The Note discount is amortized to interest expense - related party over the term of the note and at March 31, 2018 has an unamortized balance of $133,435. During the three months ended March 31, 2018, interest expense of $5,400 and interest expense related to amortization of the discount on the unpaid note of $54,750 were recorded.

On March 3, 2017, we entered into an $100,000 Bridge Note Agreement with a stockholder of over 5% of the Company. The Bridge Note was secured by the Company’s assets, was convertible to shares of the Company’s restricted stock and included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $100,000. The Bridge Note was converted to Spindle stock on March 3, 2017, and interest expense related to the warrants and the beneficial conversion factor totaling $100,000 was recorded.  At March 31, 2018, the warrants related to the Bridge Loan had not been exercised.

On March 25, 2016, we entered into an agreement with a stockholder of over 5% of the Company. This agreement was for a $100,000 promissory note, convertible to stock under certain circumstances. The note bears an interest rate of 6% per annum and has a maturity date of March 25, 2018. The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the three months ended March 31, 2017, interest expense of $1,479 and interest expense related to amortization of the discount on the unpaid note of $4,110 was recorded. The discount was fully amortized at March 31, 2018.

In December 2016, we entered into a $10,500 Bridge Note Agreement with one of our directors. The Bridge Note was secured by the Company’s assets and included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $1,102 and was fully expensed to interest in the three months ended March 31, 2017. At December 31, 2017, the $10,500 Bridge Note had been paid in full. No warrants related to this Bridge Note have been exercised.

NOTE 10 - DERIVATIVE LIABILITIES

The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Derivative liability on note payable	$--	$--	$178,120	$178,120
Derivative liability on note payable - related party	$--	$--	$238,271	$238,271

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Derivative liability on note payable - related party	$--	$--	$261,784	$261,784

The Company issued a convertible promissory note in January 2018 and a convertible promissory note to a related party in 2017. The convertible notes require us to record the value of the conversion features as liabilities, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holder from declines in our stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion features are determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liabilities at March 31, 2018 were as follows:

	March 31, 2018	December 31, 2017

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.09%	1.41% - 1.76%
Expected stock price volatility	155.66%	187.14% - 198.52%
Expected dividend payout	--	--
Expected option life (in years)	1	1
Expected forfeiture rate	0%	0%

The following is a reconciliation of the derivative liabilities at March 31, 2018 and December 31, 2017:

	Note Payable	Note Payable Related Party
Value at December 31, 2016	$--	$--
Initial value at debt issuance	--	311,125
Decrease in value	--	(49,341)
Value at December 31, 2017	$--	$261,784
Initial value at debt issuance	174,234	--
Increase (decrease) in value	3,886	(23,513)
Value at March 31, 2018	$178,120	$238,271

NOTE 11 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001. During the three months ended March 31, 2018, the Company:

•

Authorized the issuance of 3,000,000 shares of common stock to third-party consultants as payment for their services. The estimated fair value of these shares totaled $200 and $240,000 was recorded as consulting expense. These shares were issued in April 2018.

•

Authorized the issuance of 6,000 shares of common stock valued at $580 to employees and members of our Board of Directors for their services. These shares were unissued at March 31, 2018.

•

Issued 100,000 shares of common stock valued at $14,000 to a third-party consultant. These shares were authorized but unissued at December 31, 2017.

We also recorded a beneficial conversion feature on convertible debt of $8,188 to additional paid-in capital.

NOTE 12 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

Options:

The following is a summary of the status of the Company’s stock options as of March 31, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2017	2,067,500	$0.309	7.40
Granted	--	--	--
Exercised	--	--	--
Forfeited/Cancelled	(325,000)	$0.175	9.28
Outstanding at March 31, 2018	1,742,500	$0.342	6.59
Exercisable at March 31, 2018	1,612,500	$0.351	6.41

Stock-based compensation expense of $865 and $23,710 was recognized during the three months ended March 31, 2018 and March 31, 2017, respectively, as amortization of various options over the life of the related vesting periods.

NOTE 12 - OPTIONS AND WARRANTS, CONTINUED

Warrants:

The following is a summary of the status of the Company’s stock warrants as of March 31, 2018:

	Number of Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Exercisable at December 31, 2017	1,621,939	$0.217	2.35

Outstanding at December 31, 2017	1,671,939	$0.225	2.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Cancelled	--	--	--
Outstanding at March 31, 2018	1,671,939	$0.225	1.82
Exercisable at March 31, 2018	1,621,939	$0.217	1.87

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure
Cash paid for interest	$1,531	$818
Cash paid for income taxes	$--	$--
Debt converted into common stock	$--	$100,000
Prepaid D&O insurance	$101,150	$--
Cash advances converted to common stock	$--	$12,000
Beneficial conversion feature on convertible notes	$8,188	$100,000
Proceeds from convertible note payable from note replacement	$37,500	$--
Proceeds from convertible note payable from note replacement	$(37,500)	$--

NOTE 14 - SUBSEQUENT EVENTS

On May 3, 2018, we entered into two Bridge Note Agreements totaling $22,500 with one of our investors. The two Bridge Notes are interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.05 per share and have maturity dates of November 3, 2018.

On April 23, 2018, the Board of Directors of the Company appointed Christopher Lank as a Director.  Mr. Lank has over 25 years of Technology and Services sales experience.  In 2002, he founded Ivis Technologies, LLC (“Ivis”) where he serves as CEO and Chairman of the Management Committee. Ivis provides a Software as a Service (SaaS) solution that helps companies implement, automate and execute on their day-to-day activities that revolve around the management of ethics and compliance programs and helps reduce the risk for organizations needing to comply with various regulations. Mr. Lank also serves on the Board of Directors of Autonet Mobile, Inc., a private company located in Scottdale, Arizona. On May 14, 2018, Mr. Lank resigned from the Company’s Board of Directors. Mr. Lank’s resignation was not due to any dispute with the Company.

On April 13, 2018, we signed a convertible promissory note (the “Convertible Note”) with Labrys Fund, LP, a Delaware limited partnership (the “Holder”). The principal amount of the Convertible Note is $200,000 and matures on April 13, 2019. The Convertible Note carries an original issue discount of $20,000 and accrues interest at the rate of ten percent per annum. The Convertible Note may be prepaid by the Company with various redemption premiums applicable depending on when the Company prepays the principal balance. The Convertible Note is convertible into shares of the Company’s common stock under certain circumstances.

NOTE 14 - SUBSEQUENT EVENTS, CONTINUED

On April 13, 2018, one of our investors exercised the conversion feature of a $55,000 Note held.  The conversion price was $0.08 per share, and 687,500 shares were issued to the investor on April 15, 2018.

On April 11, 2018, we issued 3,000,000 shares of common stock to third-party consultants as payment for their services per an agreement signed on March 30, 2018.  The estimated fair value of these shares totaled $200, and $240,000 was recorded as consulting expense.

On April 6, 2018, we entered into an asset purchase agreement (the “Agreement”) whereby we will acquire substantially all of the assets of a privately held payments processing company (the “Acquisition”). In connection with the Acquisition, certain management of the target company would join the Company as the CEO and CTO upon closing. The Acquisition is scheduled to close on or before May 15, 2018.  The purchase price for the scheduled assets will be paid in four installments. There are three conditions precedent to closing: (1) a third-party valuation of the assets must be conducted and result in a minimum threshold, (2) two key employees of the target company must agree to employment agreements with the Company, and (3) the Company must have sufficient funds to make the initial payment installment. A third party has a right of first refusal on certain assets to be purchased for a period of 30 days.

On April 3, 2018, the Board of Directors of the Company elected Ronald S. McIntyre to be a Director and to be Chairman of the Audit Committee replacing John Devlin, who passed away in March of 2018.  Mr. McIntyre has extensive management experience with technology companies and start-ups in the United States and Canada, and from 2009 to the present, has worked as an SEC compliance consultant providing securities law services to private and public companies.

On April 2, 2018, the Company received notification from Habib Yunus, the Company’s Chief Financial Officer, indicating that effective that date, Mr. Yunus will be taking a leave of absence for up to forty-five days due to personal reasons. Mr. Yunus remains on the Company’s Board of Directors. On April 6, 2018, the Board of Directors elected Dr. Jack Scott to serve as interim Chief Financial Officer in Mr. Yunus’ absence.

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

Spindle’s plan was to attract, market to, and retain its customers through the expansion of the Catalyst platform, as well as process payments for goods and services sold through it. The marketing development initiatives included Catalyst Team Sports, Sports Payment Pros, and the Catalyst Marketing System.

While significant progress was made on these projects, due to a lack of funding, we were unable to deliver completed, commercially viable products. Delays in the execution of project timelines led to delays in sales and ultimately resulted in cash constraints whereby costs had to be reduced, and the projects were shelved early in the fourth quarter of 2017. There is currently no business activity on any of the projects.

Spindle diverted its resources in the fourth quarter to developing a merchant pipeline, exclusively for payment processing services. Through the first quarter of 2018, we were not able to generate significant sales from our merchant processing efforts.

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

The APA outlines the terms of the Target acquisition which is stated to close on May 15, 2018. Since the transaction is not yet closed, and there are conditions precedent to closing, the financial terms of the APA and the Target’s name have been redacted. The conditions precedent to closing include a third-party valuation of the Target, employment agreements for the Target’s CEO and the CTO, both of whom would hold the same positions with Spindle, asset transfer approvals, availability of cash for the asset purchase, among other conditions outlined in the APA. Essentially all of Spindle’s current focus is on completing the Target acquisition.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our payment processing services under the Catalyst Gateway and more recently as a sales agent for other payment processing service providers. During the three months ended March 31, 2018, we generated a total of $3,043 in revenues and incurred $1,382 in cost of sales, which produced a gross profit of $1,661. This compares to revenues during the three months ended March 31, 2017 of $32,222 and cost of sales of $16,494, which produced a gross profit of $15,728.

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

For the three months ended March 31, 2018, we incurred operating expenses in the amount of $564,553, as compared to $502,286 for the three months ended March 31, 2017. This increase in operating expenses is mainly due to the issuance of 3,000,000 shares of common stock with a value of $240,000 to a third-party consultant for services. Depreciation and amortization was $1,551 and $7,513 for the three months ended March 31, 2018 and 2017, respectively, decreasing due to the impairment of long-lived assets which had a zero balance at December 31, 2017. General and administrative expenses were $100,231 in 2018 compared to $99,686 in 2017. Consulting expenses increased to $260,035 in 2018 from $56,234 in 2017, due to the issuance of 3,000,000 shares of common stock valued at $240,000 to a third-party consultant for services.

Loss on Sale of Asset

During the three months ended March 31, 2017, we recognized a loss on sale of intangible assets of $181,900. On February 14, 2017, we sold its rights to future streams of income from several licensed patents to two buyers for a total of $150,000. We also sold 1.5 million shares of common restricted stock in the same agreements. Zero value was assigned to the future streams and consequently a loss on sale of $150,000 was recorded. On March 3, 2017 we also sold all the assets and rights associated to the Yowza!! brand. We received $25,000 in cash but also granted 250,000 shares of restricted stock and 50,000 warrants exercisable at $0.135. The loss associated with this sale of assets was $31,900. During the period ended March 31, 2018 the loss on sale of assets was zero.

Interest Income and Expense

During the three months ended March 31, 2018, we recognized interest expense of $99,574. This compares to $74,077 in interest expense for the three months ended March 31, 2017. The 2018 increase is mainly related to the recognition of additional interest expense related to the beneficial conversion feature of new convertible debt recorded in the three months ended March 31, 2018.

During the three months ended March 31, 2018, we recognized interest expense - related parties of $65,739. This compares to $105,589 in interest expense for the three months ended March 31, 2017. In 2017, a note was converted on the same day as issuance, resulting in the immediate recognition of the related $100,000 beneficial conversion feature.  In 2018, an additional  $58,000 was recognized as interest expense from the beneficial conversion feature of new convertible debt recorded in the fourth quarter of 2017.

Net Losses

We have experienced net losses in all periods since our inception. Our net loss for the three months ended March 31, 2018 was $715,678. Net losses are attributable mainly to the increase in consulting fees and lower revenues. During the three months ended March 31, 2017, we incurred a net loss of $848,091, which was mainly attributable to the Company’s loss on the sale of assets and increasing interest costs.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to narrow or cease.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2018 was $224,872 compared to $337,394 of cash used in operations during the comparable period ended March 31, 2017. Much of the decrease in cash used resulted from lower payroll expenses due to reductions in staff.

During the three months ended March 31, 2018, no cash was provided by investing activities. During the three months ended March 31, 2017, net cash provided by investing activities totaled $25,000, which was received in the sale of intangible assets related to the Yowza!! platform.

During the three months ended March 31, 2018, net cash provided by financing activities totaled $219,000, comprised of $244,500 received from new notes payable and $22,000 from cash advances from one of our directors, offset by the repayment of $10,000 in older notes payable and the replacement of notes totaling $37,500. In comparison, during the three months ended March 31, 2017, net cash provided by financing activities totaled $354,490, comprised of $47,490 received from investors for the purchase of our common stock and $319,000 in proceeds from advances to and notes payable issued by the Company, offset by $16,000 in repayments of advances and notes.

As of March 31, 2018, we had $5,881 of cash on hand, none of which is restricted. Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months. We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash. We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms. As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

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

Revenue recognition

We have analyzed our revenue transactions pursuant to ASU 2014-09, Revenue, and we have no material impact due to the transition from ASC 605 to ASU 2014-09. Our revenues are recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. In discussion with management, we apply the following five steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

a)

identify the contract with a customer;

b)

identify the performance obligations in the contract;

c)

determine the transaction price;

d)

allocate the transaction price to performance obligations in the contract; and

e)

recognize revenue as the performance obligation is satisfied.

Stock-Based Compensation

We record stock-based compensation in accordance with the guidance in ASC Topic 718 which requires us to recognize expense related to the fair value of our employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Interim Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were ineffective due to limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our significant business risks are described in our Annual Report on Form 10-K/A filed with the SEC on April 19, 2018, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, the Company:

•

Authorized the issuance of 3,000,000 shares of common stock to third-party consultants as payment for their services.  The estimated fair value of these shares totaled $200 and $240,000 was recorded as consulting expense. These shares were issued in April 2018.

•

Authorized the issuance of 6,000 shares of common stock valued at $580 to employees and members of our Board of Directors for their services. These shares were unissued at March 31, 2018.

•

Issued 100,000 shares of common stock valued at $14,000 to a third-party consultant.  These shares were authorized but unissued at December 31, 2017.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 14, 2018, Christopher Lank resigned from the Company’s Board of Directors.  Mr. Lank’s resignation was not due to any dispute with the Company.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
10.1	Convertible Promissory Note (2)
10.2	10% Convertible Promissory Note (3)
10.3	Bridge Note Agreement (4)
10.4	Asset Purchase Agreement dated April 6, 2018 (5)
10.5	Convertible Promissory Note (6)
17.1	Resignation Letter from Christopher Lank dated May 14, 2018*
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer *
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

*

Filed herewith.

+

Indicates a management contract or compensatory plan.

(1)

Incorporated by reference to the registrant's Form 10 Registration Statement filed with the SEC on February 25, 2014.

(2)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on February 1, 2018.

(3)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on February 21, 2018.

(4)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on March 21, 2018.

(5)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on April 12, 2018.

(6)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on April 19, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Jack A. Scott Jack A. Scott	Interim Chief Executive Officer, Principal Executive Officer, Interim Chief Financial Officer, principal financial Officer, Director	May 15, 2018