Form 10-Q
period 2018-06-30
SPINDLE, INC.
filed 2018-08-14
CIK 1403802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]  No [X]

Common shares outstanding as of August 14, 2018:  88,371,639

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

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$76,182	$11,753
Accounts receivable, net	11,400	5,091
Prepaid expenses and deposits	76,990	17,267
Total current assets	164,572	34,111

Other assets:
Property and equipment, net	6,377	9,245
Total other assets	6,377	9,245
TOTAL ASSETS	$170,949	$43,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$649,803	$520,282
Advances	60,530	114,500
Accrued liabilities - related party	445,611	373,050
Notes payable	44,552	44,552
Convertible note payable, net of unamortized discount	412,961	255,122
Derivative liability on note payable	471,914	-
Convertible note payable - related party, net of unamortized discount	246,715	126,706
Derivative liability on note payable - related party	261,522	261,784
Contingent liabilities	297,312	297,312
Total liabilities	2,890,920	1,993,308

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 87,345,998 and 83,073,798 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	87,345	83,073
Common stock authorized and unissued, 4,661,853 and 139,853 shares as of June 30, 2018 and December 31, 2017, respectively	4,661	139
Additional paid-in capital	29,866,009	29,299,850
Accumulated deficit	(32,677,986)	(31,333,014)
Total stockholders’ deficit	(2,719,971)	(1,949,952)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$170,949	$43,356

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Sales income	$2,267	$39,042	$5,310	$71,264
Cost of sales	939	20,984	2,321	37,478

Gross profit	1,328	18,058	2,989	33,786

Expenses:
Depreciation and amortization	1,317	8,721	2,868	16,234
Promotional and marketing	3,500	2,830	3,500	9,763
Consulting	35,933	139,953	295,968	196,187
Salaries and wages (including share-based compensation)	41,766	127,618	150,136	317,571
Directors fees	26,270	41,003	49,350	78,503
Professional fees	84,527	138,102	155,813	242,568
General and administrative	144,351	88,472	244,582	188,158
Total operating expenses	337,664	546,699	902,217	1,048,984

Net operating loss	(336,336)	(528,641)	(899,228)	(1,015,198)

Other income (expense):
Gain (loss) on settlement	23,235	(13,344)	16,135	(195,244)
Gain on change in derivative liabilities	131,120	-	150,747	-
Other income	11,962	-	11,962	33
Interest expense	(391,170)	(37,888)	(490,744)	(111,967)
Interest expense - related party	(68,105)	(6,865)	(133,844)	(112,453)
Total other income (expense)	(292,958)	(58,097)	(445,744)	(419,631)

Loss before income tax provision	(629,294)	(586,738)	(1,344,972)	(1,434,829)
Provision for income taxes	-	-	-	-

Net loss	$(629,294)	$(586,738)	$(1,344,972)	$(1,434,829)
Weighted average number of common shares outstanding - basic and diluted	90,635,351	77,705,165	86,979,180	75,972,655

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(1,344,972)	$(1,434,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	249,171	70,310
Shares issued for services - related party	3,100	115,570
Share based compensation expense	1,730	31,368
Depreciation and amortization	2,868	16,234
Loss on sale of intangible assets	-	195,244
Amortization of debt discount	179,527	74,648
Amortization of debt discount - related party	120,009	109,367
Interest expense - derivative liability exceeds Note Payable	270,399	-
Change in derivative liability	(150,485)	-
Change in derivative liability - related party	(262)	-
Loss on settlement	7,100	-
Gain on settlement - conversion of advance	(23,235)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,409)	63,687
(Increase) decrease in prepaid expenses and deposits	(68,694)	61,159
Proceeds from insurance financing	101,150	-
Increase in accounts payable and accrued expenses	23,371	188,554
Increase in accrued expenses - related party	41,561	-
Net cash used in operating activities	(596,071)	(508,688)

Investing activities
Sale of fixed assets	-	25,000
Net cash used in investing activities	-	25,000

Financing activities
Proceeds from advances	-	180,000
Payments on advances	(7,500)	(7,000)
Proceeds from advances - related parties	31,000	50,500
Payments on advances - related parties	-	(5,500)
Payments on notes payable - related parties	-	(14,500)
Proceeds from notes payable	429,500	46,000
Payments on notes payable	(22,500)	-
Proceeds from notes payable - related parties	-	100,000
Proceeds from the sale of common stock	230,000	157,490
Net cash provided by financing activities	660,500	506,990

Net increase in cash	64,429	23,302
Cash - beginning	11,753	3,642
Cash - ending	$76,182	$26,944

See Supplemental Disclosure of Cash Flow Information at Note 15.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company's Annual Report on Form 10-K/A.  The Company follows the same accounting policies in the preparation of interim reports.

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

Revenue recognition

We have analyzed our revenue transactions pursuant to ASU 2014-09, Revenue, and there was no material impact due to the transition from ASC 605 to ASU 2014-09. Our revenues are recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. In discussion with management, we apply the following five steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

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

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Notes 9, 10 and 11). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At June 30, 2018, we adjusted our derivative liability to its fair value, and reflected the change in fair value in our condensed statements of operations.

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

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share is the same as loss per share since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2018 that have been excluded from the computation of diluted net loss per share amounted to 1,914,439 shares comprised of 392,500 options and 1,521,939 warrants. At June 30, 2018, 262,500 of the 392,500 potential common shares that could be issued upon the exercise of the options had vested, and all 1,521,939 common shares that could be issued upon the exercise of the warrants had vested.

Income taxes

We account for income taxes under the provisions of “Income Taxes” (“ASC 740”).  The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  The Company did not recognize any deferred tax liabilities or assets at December 31, 2017 or during the six months ended June 30, 2018 or June 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases with lease terms of greater than twelve months on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are evaluating the impact adopting this guidance will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 on January 1, 2018 using a modified retrospective method.  As of and for the six months ended June 30, 2018 the adoption of ASU 2014-09 did not have a material impact on our balance sheet, operations, stockholders' deficit or our statement of cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying condensed financial statements, we incurred a net loss of $629,294 and $1,344,972 for the three and six months ended June 30, 2018, respectively, and at June 30, 2018, the accumulated deficit was $32,677,986.

To continue as a going concern, the Company may need, among other things, additional capital resources.  There are no assurances that without generating new revenue during the remainder of 2018 that we will be successful without additional financing.  Should revenues not grow sufficiently, and should we be unable to secure additional financing through the sale of our securities or debt, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about our ability to continue as a going concern.  These condensed financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	June 30, 2018	December 31, 2017

Due from customers	$11,400	$--
Due from sale of licenses	--	5,000
Due from support service activity	--	91
Total accounts receivable, net	$11,400	$5,091

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	June 30, 2018	December 31, 2017

Prepaid insurance	$60,000	$--
Prepaid consulting fees - stock-based	3,222	12,193
Deposits	13,768	5,074
Total prepaid expenses and deposits	$76,990	$17,267

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	June 30, 2018	December 31, 2017

Office furniture & equipment	$33,225	$33,225
Less: accumulated depreciation	(26,848)	(23,980)
Total property and equipment, net	$6,377	$9,245

During the three and six months ended June 30, 2018, we recorded depreciation expense of $1,317 and $2,868, respectively, and during the three and six months ended June 30, 2017, we recorded depreciation expense of $1,344 and $2,687, respectively.

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

From July 2017 to January 2018, the average monthly residual was less than half of the valuation of the original guaranteed portfolio monthly residual. Any uncured shortfall of the guaranteed residual may be requested by the Purchaser. The Agreement also stipulated that we board a minimum number of Merchant Accounts per year for two years with the Purchaser.  The Purchaser may demand that we pay them a specific amount for the number of unacquired Merchant Accounts below the Minimum Requirement per month. From July 1, 2017 to August 1, 2018 (14 months) Spindle has not boarded any merchants on the Purchaser’s platform, and it is likely that we may not board a merchant in the remaining 10 months. As of December 31, 2017, Management recorded a contingent liability of $171,312 as a potential return for consideration received and $126,000 for not boarding merchants, totaling $297,312.

NOTE 8 - INTANGIBLE ASSETS, NET

On April 18, 2017, we entered into an agreement to acquire specific digital marketing software assets from CoverCake, Inc., specifically, CoverCake's intelligent algorithms for data mining and consumer engagement.  The transaction closed on May 30, 2017.  The purchase price was 300,000 shares of Spindle unregistered common stock valued at $43,500 along with launch and revenue-based payments as certain performance targets were met, and the software was to be amortized over three years.  During the three and six months ended June 30, 2017, the Company recorded amortization expense of $7,377 and $13,547, respectively.

In the fourth quarter of 2017, after review of the marketplace and competitor products, and the cost of necessary software development, management did not deem the CoverCake transaction to be economically viable and the CoverCake software and related amortization was fully impaired.

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

Notes Payable

The following table is a summary of the changes of our Promissory Notes liabilities as of June 30, 2018:

Balance at December 31, 2017	$44,552
Repayments on notes	--
Balance at June 30, 2018	$44,552

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company under various terms and at June 30, 2018, the Grid Note had a balance of $44,552.  The Grid Note included warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00.  No related warrants have been exercised as of June 30, 2018.  No principal payments were made on the Grid Note during the three and six months ended June 30, 2018.  During the three and six months ended June 30, 2017, the Company repaid $4,000 of the Grid Note principal balance.  During the three and six months ended June 30, 2018, interest expense of $557 and $1,114 was recorded, respectively.  During the three and six months ended June 30, 2017, interest expense of $607 and $1,214 was recorded, respectively.

Convertible Notes Payable

Convertible notes payable consists of the following:

	June 30, 2018	December 31, 2017
Convertible notes payable, interest free to annual interest rate of 10%, due date ranges from May 2018 to April 2019 and convertible into common stock at prices ranging from $0.046 to $0.135 per share.	$669,000	$317,000
Unamortized debt discount	(256,039)	(61,878)
Balance at end of period	$412,961	$255,122

The following table is a summary of the changes of our Convertible Notes Payable as of June 30, 2018:

Balance at December 31, 2017	$255,122
Issuance of notes	467,000
Repayment of notes	(77,500)
Replacement of notes	(37,500)
Increase in debt discount	(373,688)
Amortization of debt discount	179,527
Balance at June 30, 2018	$412,961

On May 3, 2018, we entered into two Bridge Note Agreements totaling $22,500 with one of our investors. The two Bridge Notes are interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.05 per share and have maturity dates of November 3, 2018.  The total discount attributable to these notes was $13,500.  During the three and six months ended June 30, 2017, interest expense related to the beneficial conversion features totaled $4,255

On April 13, 2018, we signed a convertible promissory note (the “Convertible Note”) with Labrys Fund, LP, a Delaware limited partnership (the “Holder”). The principal amount of the Convertible Note is $200,000 and matures on April 13, 2019. The Convertible Note carries an original issue discount of $20,000 and accrues interest at the rate of 10% per annum. The Convertible Note may be prepaid by the Company with various redemption premiums applicable depending on when the Company prepays the principal balance. The Convertible Note is convertible into shares of the Company’s common stock at a conversion price of 35% discount to the lowest trading price during the previous twenty trading days to the date of a notice of conversion. The Convertible Note is convertible, at the Holder’s election, only after 180 days after issuance.  The debt discount and derivative liability recorded at issuance were $200,000 and $448,165, respectively. The Convertible Note discount is amortized to interest expense over the term of the note and at June 30, 2018 has an unamortized balance of $157,260. During the three and six months ended June 30, 2018, interest expense of $4,274, and interest expense related to amortization of the discount on the unpaid note of $42,740 was recorded, respectively.

On January 30, 2018, we signed a convertible promissory note (“Convertible Note”) with a third party (“Holder”). The Convertible Note is subordinate to the convertible note owed to Michael Kelly which the Company filed with its Current Report on Form 8-K on February 1, 2018 and amended on February 6, 2018. The principal amount of the Convertible Note is $152,000 and matures on January 30, 2019. The Convertible Note bears an annual interest rate of 10% per annum.  Upon an event of default, the interest rate shall increase to 18% for as long as the event of default is continuing (“Default Interest”). The Convertible Note may be converted, at the Holder’s discretion, into the Company’s common stock at any time after 180 days at a 35% discount to the lowest trading price during the previous 20 trading days to the date of a conversion notice. Until the 90th day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 120%, in addition to outstanding interest, without the Holder’s consent; from the 91st day to the 120th day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 125%, in addition to outstanding interest, without the Holder’s consent; from the 121st day to the Prepayment Date, the Company may pay the principal at a cash redemption premium of 130%, in addition to outstanding interest, without the Holder’s consent. After the 180th up to the Maturity Date this Note shall have a cash redemption premium of 135% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest, if any, which may only be paid by the Company upon Holder’s prior written consent. At any time on or after the Maturity Date, the Company may repay the then outstanding principal plus accrued interest and Default Interest, if any, to the Holder and may be converted to stock under certain circumstances. The total value of the Convertible Note balance, if converted to stock at June 30, 2018, would be $202,772. The debt discount and derivative liability recorded at issuance were $152,000 and $174,234, respectively. The Convertible Note discount is amortized to interest expense over the term of the note and at June 30, 2018 has an unamortized balance of $89,534. During the three and six months ended June 30, 2018, interest expense of $3,790 and $6,288, and interest expense related to amortization of the discount on the unpaid note of $37,132 and $62,466 were recorded, respectively.  On August 1, 2018, the holder of the Convertible Note delivered Notice to the Company to convert $20,000 of Convertible Note principal to common stock, which per the terms of the agreement, was 1,025,641 shares.   These shares were issued on August 7, 2018.

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

During the three months ended March 31, 2017, we entered into three Bridge Note Agreements totaling $46,000 with one of our investors. These three Bridge Notes were paid in full during 2017.  The Bridge Notes also included warrants to purchase two shares of the Company’s common stock, at a price of $0.135, for each dollar loaned to Spindle. The total discount attributable to these transactions was $32,716.  During the three and six months ended June 30, 2017, interest expense related to the warrants and the beneficial conversion feature totaled $14,142 and $32,716, respectively. During the three months ended June 30, 2017, two of these Bridge Notes totaling $31,000 were paid in full through conversion to Spindle stock.  The remaining $15,000 Bridge Note was paid in the 3rd quarter of 2017.  No warrants related to these three Bridge Notes have been exercised.

During the twelve months ended December 31, 2017, we entered into seven Bridge Note Agreements totaling $145,000 with one of our investors. The seven Bridge Notes were interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.10 and $0.135 per share and had maturity dates ranging from June 30, 2017 to June 29, 2018. Three of the seven Bridge Notes included warrants to purchase two shares of the Company’s common stock, at an exercise price of $0.135 or $0.20 per share, for each dollar loaned to Spindle. The total discount attributable to the seven transactions was $98,457, which was fully amortized at June 30, 2018. During the three and six months ended June 30, 2018, interest expense related to the warrants and the amortization of the discount on the unpaid note balances totaled $864 and $16,496, respectively. During the three and six months ended June 30, 2018, we repaid $10,000 and $15,000, respectively, on one of these notes.

In December 2016, we entered into a $5,000 Bridge Note Agreement with one of our investors. The Bridge Note was secured by the Company’s assets and includes warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $525, which was expensed to interest during the three months ended March 31, 2017. At June 30, 2018, the $5,000 Bridge Note was paid in full, though none of the warrants related to this Note have been exercised.

On May 18, 2016, we entered into a $182,000 Convertible Promissory Note (the “Note”) with an investor in the Company. The Note bears an interest rate of 6% per annum and had a maturity date of May 18, 2018. The Company and the holder of the Note are currently negotiating new terms for the Note.  The total value of the Note, if converted to stock, would be $404,444, therefore a discount in the amount of $182,000 was recorded, which was amortized to interest expense over the original term of the Note. During the three and six months ended June 30, 2018, interest expense of $2,482 and $4,952 and interest expense related to amortization of the discount on the unpaid notes of $24,385 and $44,974 was recorded, respectively. The discount was fully amortized at June 30, 2018. During the three and six months ended June 30, 2017, interest expense of $2,498 and $4,969 and interest expense related to amortization of the discount on the unpaid notes of $20,818 and $41,407 was recorded, respectively. The Company made a $2,500 principal payment on the Note during the three and six months ended June 30, 2018.

In December 2016, we entered into a $5,000 Bridge Note Agreement with one of our investors. The Bridge Note was paid in full during the quarter ended March 31, 2018.  The Bridge Note included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. None of the warrants have been exercised.  The total discount attributable to this transaction was $525, which was fully amortized in 2017.

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

Convertible notes payable to related parties consists of the following:

	June 30, 2018	December 31, 2017
Convertible notes payable, annual interest rate of 6% to 10%, due date ranges from October 2018 to March 2019 and convertible into common stock at a price of $0.10 to $0.135 per share.	$319,000	$319,000
Unamortized debt discount	(72,285)	(192,294)
Balance at end of period	$246,715	$126,706

The following table is a summary of the changes of our Convertible Notes Payable - Related Party as of June 30, 2018:

Balance at December 31, 2017	$126,706
Amortization of debt discount	120,009
Balance at June 30, 2018	$246,715

On October 17, 2017, we entered into a Convertible Note Agreement with a stockholder of over 5% of the Company. The Note was revised and amended on November 27, 2017, and is for a promissory note up to $359,000, convertible to stock under certain circumstances. At June 30, 2018, the Company had borrowed $219,000 under this agreement. The Note bears an interest rate of 10% per annum and has a maturity date of October 17, 2018. The total value of the Note balance, if converted to stock at June 30, 2018, would be $261,521.  The discount and derivative liability recorded at issuance were $219,000 and $311,125, respectively. The Note discount is amortized to interest expense - related party over the term of the note and at June 30, 2018 has an unamortized balance of $78,958. During the three and six months ended June 30, 2018, interest expense of $5,460 and $10,860 and interest expense related to amortization of the discount on the unpaid note of $54,750 and $109,500 were recorded, respectively.

On March 3, 2017, we entered into an $100,000 Bridge Note Agreement with a stockholder of over 5% of the Company. The Bridge Note was secured by the Company’s assets, was convertible to shares of the Company’s restricted stock at $0.10 per share and included warrants to purchase two shares of the Company’s common stock, at a price of $0.15, for each dollar loaned to Spindle. This Bridge Note had no stated maturity date.  The total discount attributable to this transaction was $100,000. The Bridge Note was converted to Spindle stock on March 3, 2017, and interest expense related to the warrants and the beneficial conversion factor totaling $100,000 was recorded.  At June 30, 2018, the warrants related to the Bridge Loan had not been exercised.

On March 25, 2016, we entered into a $100,000 Note Purchase Agreement with a stockholder of over 5% of the Company. The note is convertible to stock under certain circumstances, bears an interest rate of 6% per annum and has a maturity date of March 25, 2019. The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the three and six months ended June 30, 2018, interest expense of $1,496 and $2,975, and interest expense related to amortization of the discount on the unpaid note of zero and $3,856 was recorded, respectively.  During the three and six months ended June 30, 2017, interest expense of $1,496 and $2,975, and interest expense related to amortization of the discount on the unpaid note of $4,155 and $8,265 was recorded, respectively. The discount was fully amortized at June 30, 2018.

In December 2016, we entered into a $10,500 Bridge Note Agreement with one of our directors. The Bridge Note was secured by the Company’s assets and included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $1,102 and was fully expensed to interest in the three months ended March 31, 2017. At June 30, 2017, the $10,500 Bridge Note had been paid in full. No warrants related to this Bridge Note have been exercised.

NOTE 11 - DERIVATIVE LIABILITIES

The following table summarizes fair value measurements by level at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Derivative liability on note payable	$--	$--	$471,914	$471,914
Derivative liability on note payable - related party	$--	$--	$261,522	$261,522

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Derivative liability on note payable - related party	$--	$--	$261,784	$261,784

The Company issued a convertible promissory note in January 2018 and a convertible promissory note to a related party in 2017. The convertible notes require us to record the value of the conversion features as liabilities, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holder from declines in our stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion features is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liabilities at June 30, 2018 were as follows:

	June 30, 2018	December 31, 2017

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.33%	1.41% - 1.76%
Expected stock price volatility	180.85%	187.14% - 198.52%
Expected dividend payout	--	--
Expected option life (in years)	1	1
Expected forfeiture rate	0%	0%

The following is a reconciliation of the derivative liabilities at June 30, 2018 and December 31, 2017:

	Notes Payable	Notes Payable Related Party
Value at December 31, 2016	$--	$--
Initial value at debt issuance	--	311,125
Decrease in value	--	(49,341)
Value at December 31, 2017	$--	$261,784
Initial value at debt issuance	622,399	--
Increase (decrease) in value	(150,485)	(262)
Value at June 30, 2018	$471,914	$261,522

NOTE 12 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001.  There are no preferred shares issued or outstanding as of June 30, 2018

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.  During the three months ended March 31, 2018, the Company:

•

Authorized the issuance of 3,000,000 shares of common stock to third-party consultants as payment for their services. The estimated fair value of these shares totaled $200, and $240,000 was recorded as consulting expense.

•

Authorized the issuance of 6,000 shares of common stock valued at $580 to employees and members of our Board of Directors for their services. These shares were unissued at June 30, 2018.

•

Issued 100,000 shares of common stock valued at $14,000 to a third-party consultant. These shares were authorized but unissued at December 31, 2017.

We also recorded a beneficial conversion feature on convertible debt of $8,188 to additional paid-in capital.

During the three months ended June 30, 2018, the Company:

•

Issued 3,000,000 shares of common stock that were unissued at March 31, 2018.

•

Issued 687,500 shares of common stock valued at $55,000 as repayment of debt at the exercise of the conversion feature of a note payable.

•

Issued 464,700 shares of common stock valued at $23,235 as repayment of debt to third parties.

•

Authorized the issuance of 4,600,000 shares of common stock for cash proceeds totaling $230,000.  At June 30, 2018 these shares were unissued.

•

Authorized the issuance of 36,000 shares of common stock to Company advisors for their services.  The estimated fair value of these shares totaled $2,520. At June 30, 2018, 16,000 of these shares were unissued.

We also recorded a beneficial conversion feature on convertible debt of $13,500 to additional paid-in capital.

NOTE 13 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.

Options:

The following is a summary of the status of the Company’s stock options as of June 30, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2017	2,067,500	$0.309	7.40
Granted	--	--	--
Exercised	--	--	--
Forfeited/Cancelled	(1,675,000)	$0.337	6.31
Outstanding at June 30, 2018	392,500	$0.224	7.92
Exercisable at June 30, 2018	262,500	$0.222	7.61

Stock-based compensation expense of $865 and $1,730 was recognized during the three and six months ended June 30, 2018, respectively, as amortization of various options over the life of the related vesting periods.  Stock-based compensation expense of $7,658 and $23,710 was recognized during the three and six months ended June 30, 2017, respectively, as amortization of various options over the life of the related vesting periods, and an additional $14,583 was recorded as salary paid in stock in 2017.

Warrants:

The following is a summary of the status of the Company’s stock warrants as of June 30, 2018:

	Number of Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Exercisable at December 31, 2017	1,621,939	$0.217	2.35

Outstanding at December 31, 2017	1,671,939	$0.225	2.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Cancelled	(150,000)	$0.500	--
Outstanding at June 30, 2018	1,521,939	$0.198	1.73
Exercisable at June 30, 2018	1,521,939	$0.198	1.73

NOTE 14 - SUBSEQUENT EVENTS

On, August 1, 2018, the Company received a Conversion Notice from the holder of its $152,000 Note Payable dated January 30, 2018, to convert $20,000 of the principal balance to shares of the Company’s common stock.  Per the terms of the agreement, the share price was calculated at $0.0195 per share, and 1,025,641 shares were issued to the holder of the Note on August 7, 2018.

On August 2, 2018, Mr. Christopher Wesser, who serves on the Company’s Board of Directors, was appointed by the Board to the position of President of Spindle.  In conjunction with his appointment, Mr. Wesser was awarded stock options for the purchase of 500,000 shares of company common stock at a price of $0.04 per share.  The options vest in full at August 2, 2018 and expire ten years from the date of grant.

On August 2, 2018, Mr. Joseph Horowitz was appointed to the Company’s Board of Directors.  Mr. Horowitz currently serves as VP Business Development for ExcelAire and is a consultant to Eiger Marketing where he helps manage PGA Tour partnerships. He was previously a Brand Ambassador for both Tempus Jets and Webair Internet Development.

On July 31, 2018, the Company granted 400,000 options to employees to purchase shares of common stock at an exercise price of $0.033 per share, with grant date fair values of $0.033. The options vest in equal annual increments over three years and expire ten years from the grant date.

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2018	2017

Cash paid for interest	$23,649	$1,248
Cash paid for income taxes	$--	$--
Debt converted into common stock	$55,000	$131,000
Cash advances converted to common stock	$46,470	$72,000
Proceeds from convertible note payable from note replacement	$37,500	$--
Payment on convertible note payable from note replacement	$(37,500)	$--
Shares issued for asset purchases	$--	$103,900
Beneficial conversion feature on convertible notes	$21,688	$100,000
Gain on conversion of debt to common stock	$(23,235)	$--

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On June 4, 2018, the “Company received service of a complaint in a lawsuit captioned Michael Kelly and iOT Broadband, LLC vs. Jack Scott and Spindle, Inc., No. DC-18-06656 (Dist. Ct. Dallas County, TX). The complaint purports to assert a claim of breach of contract against Spindle, claims of fraud against Jack Scott, the Interim CEO of the Company, and a claim of breach of fiduciary duty against both Dr. Scott and the Company in connection with an Amended and Restated Senior Unsecured Convertible Promissory Note (the “Note”) owned by Mr. Kelly who assigned his interest and rights in the note to iOT.

The Company believes that it will successfully defend against the actions described above, and it intends to pursue counterclaims against the plaintiffs which may, if successful, result in an award of damages in favor of the Company. On July 30, 2018,  Mr. Scott filed his Motion to Dismiss plaintiffs’ claims of fraud on the basis that they are legally unsupportable as a matter of law.  However, the Company does anticipate that it will incur significant additional legal expenses as it pursues a vigorous defense against each of these actions.  While the Company believes that it will successfully defend against these actions, no assurances can be given as to: (i) the outcome of these or legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company's financial condition, results of operations or near-term liquidity.

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

Overview

Spindle provides payment processing services to merchants using its Catalyst Gateway, and acts as an agent, independent contractor or referral partner to broker merchants that it secures to other merchant processors in exchange for recurring fees based on processing volume. Spindle has historically focused on serving Small to Medium-sized Businesses (SMBs). Spindle’s Catalyst Gateway currently is compliant with Payment Card Industry Data Security Standards (“PCI compliant”).  However, WorldPay, licensor of our Catalyst Gateway, will no longer provide platform updates as it transitions to more current gateway platforms.  While Spindle’s Catalyst Gateway is still in use and currently has several merchants on the platform, we also plan to board future merchants on third-party platforms as described below.

During 2017 Spindle shifted its activities from serving SMBs in the payment processing arena to developing marketing tools which integrate with payment processing in order to create a unified commerce experience for merchants. Spindle’s marketing development efforts occurred under the “Catalyst” brand.

Spindle’s plan was to attract, market to, and retain its customers through the expansion of the Catalyst platform, as well as process payments for goods and services sold through it. The marketing development initiatives included Catalyst Team Sports, Sports Payment Pros, and the Catalyst Marketing System.

While significant progress was made on these projects, due to a lack of funding, we were unable to deliver completed, commercially viable products. Delays in the execution of project timelines led to delays in sales and ultimately resulted in cash constraints whereby costs had to be reduced, and the projects were shelved early in the fourth quarter of 2017. There is currently no business activity on any of the projects.  However, Spindle retains the infrastructure powering each project, and has the ability to reactivate any or all of the projects at a time when they complement Spindle’s updated strategic plans.

Spindle diverted its resources in the fourth quarter of 2017 to developing a merchant pipeline, exclusively for payment processing services. Through the second quarter of 2018, we were not able to generate significant sales from our merchant processing efforts.

In September 2017, Spindle was introduced to VyaPay, a privately held, profitable, payment processing company desiring to become part of an existing public company in the payment processing space. On October 2, 2017, we signed a binding term sheet to acquire VyaPay. On December 31, 2017, the term sheet was extended until March 31, 2018, and on March 31, 2018, it was subsequently extended to April 6, 2018. On April 6, 2018, we signed an Asset Purchase Agreement (the “APA”) with VyaPay, which was stated to close on May 15, 2018.

On May 16, 2018, Spindle and VyaPay signed a non-binding Letter of Intent to enter into a strategic alliance between the companies, which the companies expect to sign in the Third Quarter 2018.  The transaction would supplant the previously planned acquisition of VyaPay yielding many of the anticipated benefits and synergies, absent significant new share issuance which would have resulted in material dilution to current shareholders.  Benefits of the alliance are expected to include but are not limited to:

•

Use of VyaPay Gateway assuring seamless integration for Spindle derived business

•

Enables VyaPay to run business through Spindle that it couldn't otherwise do as a private company while Spindle participates in revenue/profit share

•

Joint marketing and revenue sharing of a sophisticated banking platform currently under joint development. Platform expected to possess broad licensing opportunities along with generating merchant processing fees

•

Provides for consulting services with VyaPay CEO, Wain Swapp, in numerous areas of business development

•

Spindle preserves right of first option for potential later ability to acquire VyaPay

During Second Quarter 2018 management recognized that Spindle personnel hold expertise in several marketable areas, including chargeback mitigation/management and client onboarding.  Beginning in June 2018 we began packaging those skills as a “consulting” package available to other Independent Sales Organizations and merchant processors.   We made our first sale of the consulting package during June 2018, in the amount of $11,400.

In early Third Quarter 2018 Spindle made significant progress toward reconstituting the Company and refocusing its operations, most notably with the onboarding of new personnel as disclosed above in Note 14 - Subsequent Events.  Mr. Wesser, who was previously appointed a Director of the Company, was appointed President on August 2, 2018.  Mr. Wesser brings broad experience directly applicable to Spindle’s operations, including previous M&A and compliance experience as a corporate attorney and business experience leading the growth of a large, membership-driven organization which was built on a recurring revenue model and dependent upon efficient merchant processing.  Management believes Mr. Wesser’s experience growing a large organization and managing the client-side of a large merchant processing operation is beneficial to Spindle’s future growth.  Also on August 2, 2018, the Company appointed Mr. Horowitz as a Director.  Mr. Horowitz has deep personal and business relationships in the private equity, investment banking, retail, sports and hospitality/entertainment industries.  Mr. Horowitz brings high-level experience in business development within those industries and a warm pipeline of prospective merchant processing clients ranging from large ($1B+) enterprises to a broad array of SMBs. Additionally, on August 9, 2018, Spindle appointed Walter Gueler to its Advisory Board.  Mr. Gueler is an experienced fintech executive who is a previous winner of the Intel Global Challenge (Latin America) and has successfully helped to build the technology and digital marketing platforms underlying a number of SMBs.  Management believes Mr. Gueler will be an asset to the Company’s technological and marketing growth, as well as its ability to expand its operations to Spanish-language markets.

Spindle recently held a three-day strategic planning meeting at Spindle’s headquarters, including each member of Management, the CEO and CTO of VyaPay, and ownership from other strategic partners.  As a result of the information developed during that meeting, Management is focusing its short and mid-range strategic plan on near-term revenue growth through capturing market share in Spindle’s core business of merchant processing services.  In addition to the strategic elements described above with our strategic VyaPay relationship, Management’s plan currently includes the following elements:

•

Qualify Spindle as ISO - Management has identified Spindle’s qualification as an Independent Sales Organization, or ISO, as a key strategic goal, and Spindle is currently in the process of qualification with one of the world’s largest merchant processors and acquirers with the ability to support payments in over 30 countries.  Operating as an ISO provides Spindle with multiple advantages, including:

o

Access to the payments industry’s most up-to-date gateways, which provides better service to Spindle’s customers and a marketing advantage to Spindle over similarly-sized competitors

o

Spindle’s “ownership” or ongoing control over its customers’ data going forward, which helps to secure Spindle’s receipt of recurring revenues from those customers’ merchant processing, thereby both securing revenue and adding value to Spindle’s business portfolio

o

 Higher margins on merchant processing business versus simply referring business to other ISOs, because the ISO is able to capture a number of per-transaction fees that a referrer does not receive

•

Leverage New Pipeline - Management has identified a warm pipeline of new leads that it has segmented into “merchant” and “portfolio” clients:

o

Merchant clients are merchants with whom Spindle’s personnel have close personal and business relationships.  As described above, these merchants range from SMBs to very large enterprises which process $1B or more per year.  Management is currently in the process of classifying these leads into matching verticals and developing marketing and support materials for each vertical.  We expect to begin meaningful conversations with these leads during the Third Quarter.

o

Portfolio clients are companies such as private equity firms, holding companies, law firms and investment banks with who Spindle’s personnel have close personal and business relationships and which either control or advise portfolios of merchants.  Management plans to leverage those relationships to gain access to the portfolios of merchants as a “recommended partner” of the controlling / advising entity.

•

Build Distributed Marketing / Referral Approach - Management has begun to build the framework to build a distributed marketing platform whereby it incentivizes large groups of third-parties to recommend/refer Spindle as merchant processing provider.  For example, Spindle is currently working with a large association of commercial product and service providers, providing training materials so the individual members of the association can, in an informed manner, refer their commercial clients to Spindle for merchant processing services.  Management believes that the distributed referral approach has not been successfully implemented elsewhere in the industry, but that Spindle may have the ability to do so via its new digital marketing and app-building capabilities.

•

Sale of Consulting Services - As described above, Management has identified specific, marketable services within its existing personnel in terms of merchant processing onboarding and chargeback support and has begun to sell those services to other small merchant processing service providers.  Management believes that its new personnel bring additional experience that may be packaged as a service that is attractive to both small merchant processing providers as well as merchants of all sizes.  That experience includes building infrastructure for growth, digital marketing/lead generation, chargeback prevention and mitigation and process improvements.  Management is currently building a series of decks that may be used to market those services in an effort to build Spindle’s consulting services sales segment.

•

Organic Growth Based on Revenue - Management recognizes that Spindle has, at times, previously floated the Company’s operations through convertible debt and the sale of the Company’s securities.  While these methods have been necessary to the Company’s survival, Management understands that they are not an optimal form of go-forward financing.  Based upon Spindle’s extensive cost-cutting over the past several quarters and its current cost run-rates, Management believes that if it is able to begin to capture business from its new pipeline described above it will be able to begin to grow the Company organically and operate it based upon new revenue as opposed to convertible debt.  Management further believes that if it is able to do so it will open new opportunities for growth through more advantageous and less onerous forms of financing.

•

Market Expansion - Management believes that if it is able to begin to generate revenue based upon its new pipeline it is well-positioned to expand the markets it serves.  For example, as noted above, Management is in the process of identifying and creating marketing/support materials for specific verticals within its “warm” pipeline.  Management believes that as it acquires data from the outreach within that pipeline it will be able to identify better approaches to new verticals not currently within its pipeline.  Additionally, Management believes that with its new personnel - and if it is successful in gaining its ISO registration - it will be positioned to expand to Spanish-language markets which are currently underserved by smaller, nimble ISOs but which present a significant opportunity for growth because of pricing flexibility and customer service that, as an ISO, Spindle expects to be able to provide.

Because our operating expenses exceed our revenues, we have relied primarily on sales of our securities and loans from related parties to fund our operations. We will continue to require funds to support our operations and carry out our business plan, especially in the short-term. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our partners. We may not be successful in raising additional funds as needed or if successful we may not be able to raise funds on terms that are favorable to us. We cannot guarantee that we will ever be profitable. As a result, our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our payment processing services under the Catalyst Gateway and more recently as a sales agent for other payment processing service providers.  During the three and six months ended June 30, 2018, we generated $2,267 and $5,310 in revenues, respectively, and incurred $939 and $2,321 in cost of sales, respectively, which produced gross profits of $1,328 and $2,989, respectively.  This compares to revenues during the three and six months ended June 30, 2017 of $39,042 and $71,264, respectively, and cost of sales of $20,984 and $37,478, respectively, which produced gross profits of $18,058 and $33,786, respectively.

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

For the three and six months ended June 30, 2018, we incurred operating expenses in the amount of $337,664 and $902,217, respectively, as compared to $546,699 and $1,048,984 for the three and six months ended June 30, 2017, respectively. This decrease in operating expenses is mainly due to significantly lower payroll costs due to reductions on force, along with lower legal bills due to the settlement of a lawsuit in 2017, offset by a 2018 increase in consulting fees due to the issuance of 3,000,000 shares of common stock with a value of $240,000 to a third-party consultant for services.  The 2018 decrease in depreciation and amortization is due to the 2017 impairment of long-lived assets which had a zero balance at December 31, 2017.

Other Income and Expense

During the three and six months ended June 30, 2018, we recognized $11,400 as other income, which is related to the Company’s new consulting line of business.

During the three and six months ended June 30, 2017, we recognized loss on sale of assets of $13,344 and 195,244, respectively.  On February 14, 2017, we sold our rights to future streams of income from several licensed patents to two buyers for a total of $150,000.  We also sold 1.5 million shares of common restricted stock in the same agreements.  We had assigned zero value to the future streams and consequently recorded a loss on sale of $150,000. On March 3, 2017, we also sold all the assets and rights associated to the Yowza!! brand.  We received $25,000 in cash but also granted 250,000 shares of restricted stock and 50,000 warrants exercisable at $0.135.  The loss associated with this sale of assets was $31,900.  During the three months ended June 30, 2017, we wrote off approximately $24,000 of an uncollectible receivable balance related to the February sale of the future income stream and collected an additional $10,000 related to the C& H transaction in December of 2016.  During the three and six months ended June 30, 2018 the loss on sale of assets was zero.

Interest Income and Expense

During the three and six months ended June 30, 2018, we recognized interest expense of $391,170 and $490,744, respectively. This compares to $37,888 and $111,967 of interest expense for the three and six months ended June 30, 2017, respectively.  The 2018 increase is mainly due to the recognition of additional interest expense related to the beneficial conversion feature of new convertible debt recorded in the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2018, we recognized interest expense - related parties of $68,105 and $133,844, respectively. This compares to $6,865 and $112,453 of interest expense for the three and six months ended June 30, 2017, respectively. In 2017, a note was converted on the same day as issuance, resulting in the immediate recognition of the related $100,000 beneficial conversion feature.  In 2018, an additional $270,400 was recognized as interest expense from the beneficial conversion feature of new convertible debt recorded in the fourth quarter of 2017.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and six months ended June 30, 2018 was $629,294 and $1,344,972, respectively.  Net losses are attributable low revenue and increases in interest expenses, along with higher consulting fees.  During the three and six months ended June 30, 2017, we incurred a net loss of $586,738 and $1,434,829, respectively, which was mainly attributable to the lower revenues in 2017 as described above and in the increase in interest expense.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to narrow or cease.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2018 was $596,071 compared to $508,688 of cash used in operations during the comparable period ended June 30, 2017.  The increase in the use of cash for operating activities in 2018 is due to the change in accounts payable and accrued expenses, along with the net activity related to changes in the derivative liabilities and discount amortization on our notes payable.   There was also an increase in the value of common stock issued for services.

During the six months ended June 30, 2018, net cash provided by investing activities was $0.  During the six-month period ended June 30, 2017, net cash used in investing activities consisted of $25,000, which was received in the sale of intangible assets related to the Yowza!! platform.

During the six months ended June 30, 2018, net cash provided by financing activities totaled $660,500, comprised of $230,000 received from investors for purchases of our common stock and $460,500 in proceeds from advances to and notes payable issued by the Company, offset by $30,000 in repayments of advances and notes payable.  In comparison, during the six months ended June 30, 2017, net cash provided by financing activities totaled $506,900, comprised of $157,490 received from investors for purchases of our common stock and $376,500 in proceeds from advances to and notes payable issued by the Company, offset by $27,000 in repayments of advances and notes.

As of June 30, 2018, we had $76,182 of cash on hand, none of which is restricted.  Our management does not believe this amount is sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

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

Revenue recognition

We have analyzed our revenue transactions pursuant to ASU 2014-09, Revenue, and there was no material impact due to the transition from ASC 605 to ASU 2014-09. Our revenues are recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. In discussion with management, we apply the following five steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were ineffective due to limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 4, 2018, the “Company received service of a complaint in a lawsuit captioned Michael Kelly and iOT Broadband, LLC vs. Jack Scott and Spindle, Inc., No. DC-18-06656 (Dist. Ct. Dallas County, TX). The complaint purports to assert a claim of breach of contract against Spindle, claims of fraud against Jack Scott, the Interim CEO of the Company, and a claim of breach of fiduciary duty against both Dr. Scott and the Company in connection with an Amended and Restated Senior Unsecured Convertible Promissory Note (the “Note”) owned by Mr. Kelly who assigned his interest and rights in the note to iOT.

The Company believes that it will successfully defend against the actions described above, and it intends to pursue counterclaims against the plaintiffs which may, if successful, result in an award of damages in favor of the Company. On July 30, 2018, Mr. Scott filed his Motion to Dismiss plaintiffs’ claims of fraud on the basis that they are legally unsupportable as a matter of law.  However, the Company does anticipate that it will incur significant additional legal expenses as it pursues a vigorous defense against each of these actions.  While the Company believes that it will successfully defend against these actions, no assurances can be given as to: (i) the outcome of these or legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company's financial condition, results of operations or near-term liquidity.

There are no other material pending legal proceedings to which the Company or any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, the Company:

•

Issued 3,000,000 shares of common stock that were unissued at March 31, 2018.

•

Issued 687,500 shares of common stock valued at $55,000 as repayment of debt at the exercise of the conversion feature of a note payable.

•

Issued 464,700 shares of common stock valued at $23,235 as repayment of debt to third parties.

•

Authorized the issuance of 4,600,000 shares of common stock for cash proceeds totaling $230,000.  At June 30, 2018 these shares were unissued.

•

Authorized the issuance of 36,000 shares of common stock to Company advisors for their services.  The estimated fair value of these shares totaled $2,520. At June 30, 2018, 16,000 of these shares were unissued.

We also recorded a beneficial conversion feature on convertible debt of $13,500 to additional paid-in capital.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 7, 2018, Habib Yunus resigned from the Company’s Board of Directors.  Mr. Yunus’s resignation was not due to any dispute with the Company.

On June 14, 2018, Christopher Wesser was appointed to the Company’s Board of Directors.  Mr. Wesser most recently served as Executive Vice President, Secretary, and General Counsel at Professional Diversity Network (“IPDN”), a global technology and networking company having offices in China and the U.S., with 15 million members worldwide.  IPDN is traded on the Nasdaq Stock Market under ticker symbol IPDN. Prior to his service at IPDN, Mr. Wesser served as General Counsel and Secretary of NAPW, Inc. managing all legal, insurance, logistical and business risk matters from 2009 until NAPW was acquired in 2014 acquisition by IPDN.  Mr. Wesser holds a B.A. degree in Finance, summa cum laude, from LeMoyne College and a J.D. degree from William & Mary Law School.  On August 2, 2018, Mr. Wesser was appointed by the Company’s Board of Directors to the position of President of Spindle.

On August 2, 2018, Mr. Joseph Horowitz was appointed to the Company’s Board of Directors.  Mr. Horowitz currently serves as VP Business Development for ExcelAire and is a consultant to Eiger Marketing where he helps manage PGA Tour partnerships. He was previously a Brand Ambassador for both Tempus Jets and Webair Internet Development.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
10.1	Asset Purchase Agreement dated April 6, 2018 (2)
10.2	Convertible Promissory Note (3)
10.3	Letter of Intent to form Strategic Alliance between Spindle, Inc. and VyaPay (4)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer*
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

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

(4)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on May 18, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Jack A. Scott Jack A. Scott	Interim Chief Executive Officer, Principal Executive Officer, Interim Chief Financial Officer, Principal Financial Officer	August 14, 2018