Form 10-Q
period 2018-09-30
SPINDLE, INC.
filed 2018-11-19
CIK 1403802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

Common shares outstanding as of November 14, 2018:  115,250,234

SPINDLE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While these statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 as filed with the SEC on April 19, 2018.

SPINDLE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$2,762	$11,753
Accounts receivable, net	22,800	5,091
Prepaid expenses and deposits	36,364	17,267
Total current assets	61,926	34,111

Other assets:
Property and equipment, net	5,106	9,245
Total other assets	5,106	9,245
TOTAL ASSETS	$67,032	$43,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$706,437	$520,282
Advances	36,848	114,500
Accrued liabilities - related party	520,968	373,050
Notes payable	44,552	44,552
Convertible notes payable, net of unamortized discount	502,791	255,122
Derivative liability on notes payable	807,362	-
Convertible notes payable - related party, net of unamortized discount	305,765	126,706
Derivative liability on notes payable - related party	498,457	261,784
Contingent liabilities	297,312	297,312
Total liabilities	3,720,492	1,993,308

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 90,596,207 and 83,073,798 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	90,596	83,073
Common stock, authorized and unissued, 4,657,853 and 139,853 shares as of September 30, 2018 and December 31, 2017, respectively	4,657	139
Additional paid-in capital	29,986,040	29,299,850
Accumulated deficit	(33,734,753)	(31,333,014)
Total stockholders’ deficit	(3,653,460)	(1,949,952)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67,032	$43,356

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Sales income	$2,252	$48,469	$7,562	$119,733
Cost of sales	583	7,099	2,904	44,577

Gross profit	1,669	41,370	4,658	75,156

Expenses:
Depreciation and amortization	1,270	11,099	4,138	27,333
Promotional and marketing	13	8,109	3,513	17,872
Consulting	31,933	147,205	327,901	343,392
Salaries and wages (including share-based compensation)	57,283	240,397	207,419	557,968
Directors fees	28,996	12,583	78,346	91,086
Professional fees	52,358	82,932	208,171	325,500
General and administrative	107,249	115,320	351,831	303,478
Total operating expenses	279,102	617,645	1,181,319	1,666,629

Net operating loss	(277,433)	(576,275)	(1,176,661)	(1,591,473)

Other income (expense):
Gain (loss) on settlement	8,758	-	24,892	(195,244)
Loss on change in derivative liabilities	(632,666)	-	(481,919)	-
Gain on cancellation of shares	-	8,250	-	8,250
Other income	11,400	238,716	23,362	238,749
Interest expense	(100,743)	(24,403)	(591,486)	(136,370)
Interest expense - related party	(66,082)	(5,603)	(199,927)	(118,056)
Total other income (expense)	(779,333)	216,960	(1,225,078)	(202,671)

Loss before income tax provision	(1,056,766)	(359,315)	(2,401,739)	(1,794,144)
Provision for income taxes	-	-	-	-

Net loss	$(1,056,766)	$(359,315)	$(2,401,739)	$(1,794,144)
Weighted average number of common shares outstanding - basic and diluted	93,232,267	83,131,651	89,086,447	78,385,210

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

See accompanying notes to these unaudited condensed financial statements.

SPINDLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(2,401,739)	$(1,794,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	251,103	64,810
Shares issued for services - related party	4,596	116,570
Share based compensation expense	25,366	37,244
Depreciation and amortization	4,139	27,333
Gain on sale of impaired intangible assets	-	(268,715)
Amortization of debt discount	267,678	96,796
Amortization of debt discount - related party	179,059	112,465
Gain on cancellation of shares	-	(8,250)
Interest expense - derivative liability exceeds note payable	270,412	-
Change in derivative liability	245,246	-
Change in derivative liability - related party	236,673	-
Loss on settlement	7,100	195,244
Gain on settlement - conversion of advance	(35,865)	-
Loss on settlement - conversion of note payable	3,873	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,809)	69,443
(Increase) decrease in prepaid expenses and deposits	(30,000)	213,907
Increase in accounts payable and accrued expenses	181,154	161,518
Increase in accrued compensation - related party	-	81,633
Increase in accrued interest - related party	-	7,785
Increase in accrued expenses - related party	106,917	72,000
Net cash used in operating activities	(704,097)	(814,361)

Investing activities
Sale of intangible assets	-	278,715
Net cash provided by investing activities	-	278,715

Financing activities
Proceeds from advances	-	273,500
Payments on advances	(15,394)	(13,000)
Proceeds from advances - related parties	41,000	-
Proceeds from notes payable	462,000	46,000
Payments on notes payable	(22,500)	(29,500)
Proceeds from notes payable - related parties	-	100,000
Proceeds from sale of common stock	230,000	157,490
Proceeds from exercise of warrants	-	15,120
Net cash provided by financing activities	695,106	549,610

Net increase (decrease) in cash	(8,991)	13,964
Cash - beginning	11,753	3,642
Cash - ending	$2,762	$17,606

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At September 30, 2018, we adjusted our derivative liabilities to their fair value, and reflected the changes in fair value in our condensed statements of operations.

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

Loss per share

We report earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share is the same as loss per share since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2018 that have been excluded from the computation of diluted net loss per share amounted to 2,814,439 shares comprised of 1,292,500 options and 1,521,939 warrants. At September 30, 2018, 762,500 of the 1,292,500 potential common shares that could be issued upon the exercise of the options had vested, and all 1,521,939 common shares that could be issued upon the exercise of the warrants had vested.

Income taxes

We account for income taxes under the provisions of “Income Taxes” (“ASC 740”).  The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.  The Company did not recognize any deferred tax liabilities or assets at December 31, 2017 or during the nine months ended September 30, 2018 or September 30, 2017.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07 Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. We are evaluating the impact adopting this guidance will have on our financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.  We are evaluating the impact adopting this guidance will have on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 on January 1, 2018 using a modified retrospective method.  As of and for the nine months ended September 30, 2018 the adoption of ASU 2014-09 did not have a material impact on our balance sheet, operations, stockholders' deficit or our statement of cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.  As shown in the accompanying condensed financial statements, we incurred a net loss of $1,056,766 and $2,401,739 for the three and nine months ended September 30, 2018, respectively, and at September 30, 2018, the accumulated deficit was $33,734,753.

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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	September 30,	December 31,
	2018	2017
Due from customers	$22,800	$-
Due from sale of licenses	-	5,000
Due from support service activity	-	91
Total accounts receivable, net	$22,800	$5,091

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following at:

	September 30,	December 31,
	2018	2017
Prepaid insurance	$30,000	$-
Prepaid consulting fees - stock-based	1,289	12,193
Deposits	5,075	5,074
Total prepaid expenses and deposits	$36,364	$17,267

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	September 30,	December 31,
	2018	2017
Office furniture & equipment	$33,225	$33,225
Less: accumulated depreciation	(28,119)	(23,980)
Total property and equipment, net	$5,106	$9,245

During the three and nine months ended September 30, 2018, we recorded depreciation expense of $1,270 and $4,138, respectively, and during the three and nine months ended September 30, 2017, we recorded depreciation expense of $1,306 and $3,993, respectively.

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

From July 2017 to January 2018, the average monthly residual was less than half of the valuation of the original guaranteed portfolio monthly residual. Any uncured shortfall of the guaranteed residual may be requested by the Purchaser. The Agreement also stipulated that we board a minimum number of Merchant Accounts per year for two years with the Purchaser. The Purchaser may demand that we pay them a specific amount for the number of unacquired Merchant Accounts below the Minimum Requirement per month. From July 1, 2017 to November 1, 2018 (17 months) Spindle has not boarded any merchants on the Purchaser’s platform, and it is likely that we may not board a merchant in the remaining 7 months. As of December 31, 2017, Management recorded a contingent liability of $171,312 as a potential return for consideration received and $126,000 for not boarding merchants, totaling $297,312.

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

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF UNAMORTIZED DISCOUNT

Notes Payable

The following table is a summary of the changes of our Promissory Note liabilities as of September 30, 2018:

Balance at December 31, 2017	$44,552
Repayments on notes	--
Balance at September 30, 2018	$44,552

On December 15, 2011, we issued a Promissory Grid Note (“Grid Note”) to a former director of the Company under various terms and at September 30, 2018, the Grid Note had a balance of $44,552. The Grid Note included warrants to purchase up to 250,000 shares of our common stock at a price per share of $1.00. No related warrants have been exercised as of September 30, 2018, nor were any principal payments made on the Grid Note during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company repaid $0 and $4,000 of the Grid Note principal balance, respectively. During the three and nine months ended September 30, 2018, interest expense of $557 and $1,671 was recorded, respectively. During the three and nine months ended September 30, 2017, interest expense of $557 and $1,771 was recorded, respectively.

Convertible Notes Payable

Convertible notes payable consists of the following:

	September 30, 2018	December 31, 2017
Convertible notes payable, interest free to annual interest rate of 10%, due date ranges from May 2018 to April 2019 and convertible into common stock at prices ranging from $0.03 to $0.135 per share.	$651,500	$317,000
Unamortized debt discount	(148,709)	(61,878)
Balance at end of period	$502,791	$255,122

The following table is a summary of the changes of our Convertible Notes Payable as of September 30, 2018:

Balance at December 31, 2017	$255,122
Issuance of notes	462,000
Repayment of notes in cash	(22,500)
Repayment of notes in shares	(105,000)
Issuance of replacement notes	37,500
Replacement of notes	(37,500)
Increase in debt discount	(377,260)
Amortization of debt discount	290,429
Balance at September 30, 2018	$502,791

On September 11, 2018, we entered into a Bridge Note Agreement totaling $7,500 with one of our investors. This Bridge Note is interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.03 per share and has a maturity date of February 16, 2019.  There was no discount attributable to this note.

On August 16, 2018, we entered into two Bridge Note Agreements totaling $25,000 with two of our investors. These Bridge Notes are interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.035 per share and have maturity dates of February 16, 2019.  The total discount attributable to these notes was $3,572.  During the three and nine months ended September 30, 2018, interest expense related to the beneficial conversion features totaled $815.

On May 3, 2018, we entered into two Bridge Note Agreements totaling $22,500 with one of our investors. The two Bridge Notes are interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.05 per share and had original maturity dates of November 3, 2018.  The holder of the Notes has waived the maturity dates to January 31, 2019.  The total discount attributable to these notes was $13,500.  During the three and nine months ended September 30, 2018, interest expense related to the beneficial conversion features totaled $6,750 and $11,005, respectively.

On April 13, 2018, we signed a convertible promissory note (the “Convertible Note”) with Labrys Fund, LP, a Delaware limited partnership (the “Holder”). The principal amount of the Convertible Note is $200,000 and matures on April 13, 2019. The Convertible Note carries an original issue discount of $20,000 and accrues interest at the rate of 10% per annum. The Convertible Note may be prepaid by the Company with various redemption premiums applicable depending on when the Company prepays the principal balance. The Convertible Note is convertible into shares of the Company’s common stock at a conversion price of 35% discount to the lowest trading price during the previous twenty trading days to the date of a notice of conversion. The Convertible Note is convertible, at the Holder’s election, only after 180 days after issuance.  The debt discount and derivative liability recorded at issuance were $200,000 and $448,165, respectively. The Convertible Note discount is amortized to interest expense over the term of the note and at September 30, 2018 had an unamortized balance of $106,849. During the three and nine months ended September 30, 2018, interest expense of $5,041 and $9,315 was recorded, respectively. During the three and nine months ended September 30, 2018, interest expense related to amortization of the discount on the unpaid note of $50,411 and $93,151 was recorded, respectively.

On January 30, 2018, we signed a convertible promissory note (“Convertible Note”) with a third party (“Holder”). The Convertible Note is subordinate to the convertible note owed to Michael Kelly which the Company filed with its Current Report on Form 8-K on February 1, 2018 and amended on February 6, 2018. The principal amount of the Convertible Note is $152,000 and matures on January 30, 2019. The Convertible Note bears an annual interest rate of 10% per annum.  Upon an event of default, the interest rate shall increase to 18% for as long as the event of default is continuing (“Default Interest”). The Convertible Note may be converted, at the Holder’s discretion, into the Company’s common stock at any time after 180 days at a 35% discount to the lowest trading price during the previous 20 trading days to the date of a conversion notice. Until the 90th day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 120%, in addition to outstanding interest, without the Holder’s consent; from the 91st day to the 120th day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 125%, in addition to outstanding interest, without the Holder’s consent; from the 121st day to the Prepayment Date, the Company may pay the principal at a cash redemption premium of 130%, in addition to outstanding interest, without the Holder’s consent. After the 180th up to the Maturity Date this Note shall have a cash redemption premium of 135% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest, if any, which may only be paid by the Company upon Holder’s prior written consent. At any time on or after the Maturity Date, the Company may repay the then outstanding principal plus accrued interest and Default Interest, if any, to the Holder and may be converted to stock under certain circumstances. The total value of the Convertible Note balance, if converted to stock at September 30, 2018, would be $254,224. The debt discount and derivative liability recorded at issuance were $152,000 and $174,234, respectively. The Convertible Note discount is amortized to interest expense over the term of the note and at September 30, 2018 has an unamortized balance of $38,274. During the three and nine months ended September 30, 2018, interest expense of $3,322 and $9,610, and interest expense related to amortization of the discount on the unpaid note of $51,261 and $113,726 were recorded, respectively.  During the three and nine months ended September 30, 2018, the holder of the note converted $50,000 of debt to 3,032,329 shares of the Company’s common stock.

During the three months ended March 31, 2018, we entered into two Bridge Note Agreements totaling $37,500 with one of our investors. These Bridge Notes were rolled into a new Bridge Note (the “New Note”) with a total of $55,000, maturing September 15, 2018. The New Note was secured by a copy of the Company’s Payment Service Provider (“PSP”) software code, and convertible to shares of the Company’s restricted stock at a price of $0.08 per share. The discounts attributable to the two Bridge Notes rolled into the New Note totaled $8,188 which was expensed as interest at the date of the New Note. There was no discount attributable to the New Note, as the conversion price of $0.08 was the same as the share price on the date the New Note was issued. The New Note was converted into 687,500 shares of Spindle common stock in April 2018.

During the three months ended March 31, 2017, we entered into three Bridge Note Agreements totaling $46,000 with one of our investors. These three Bridge Notes were paid in full during 2017.  The Bridge Notes also included warrants to purchase two shares of the Company’s common stock, at a price of $0.135, for each dollar loaned to Spindle. The total discount attributable to these transactions was $32,716.  During the three and nine months ended September 30, 2017, interest expense related to the warrants and the beneficial conversion feature totaled $14,142 and $32,716, respectively. During the three and nine months ended September 30, 2017, $15,000 and $46,000 was paid on these Bridge Notes.  No warrants related to these three Bridge Notes have been exercised.

During the twelve months ended December 31, 2017, we entered into seven Bridge Note Agreements totaling $145,000 with one of our investors. The seven Bridge Notes were interest free, secured by the Company’s assets, convertible to shares of the Company’s restricted stock at $0.10 and $0.135 per share and had maturity dates ranging from June 30, 2017 to June 29, 2018. The holder has waived the maturity dates for all of the Notes to January 31’, 2019.  Three of the seven Bridge Notes included warrants to purchase two shares of the Company’s common stock, at an exercise price of $0.135 or $0.20 per share, for each dollar loaned to Spindle. The total discount attributable to the seven transactions was $98,457, which was fully amortized at September 30, 2018. During the three and nine months ended September 30, 2018, interest expense related to the warrants and the amortization of the discount on the unpaid note balances totaled $0 and $16,904, respectively. During the three and nine months ended September 30, 2018, we repaid $0 and $15,000, respectively, on one of these notes.

In December 2016, we entered into a $5,000 Bridge Note Agreement with one of our investors. The Bridge Note was secured by the Company’s assets, had a maturity date of February 12, 2017 and included warrants to purchase two shares of the Company’s common stock for each dollar loaned to Spindle. The total discount attributable to this transaction was $525, which was expensed to interest during the three months ended March 31, 2017. At September 30, 2018, the $5,000 Bridge Note was paid in full, though none of the warrants related to this Note have been exercised.

On May 18, 2016, we entered into a $182,000 Convertible Promissory Note (the “Note”) with an investor in the Company. The Note bears an interest rate of 6% per annum and had a maturity date of May 18, 2018. The Holder of the Note waived the maturity date while the Company and the Holder are negotiating new terms for the Note.  The total value of the Note, if converted to stock, would be $404,444, therefore a discount in the amount of $182,000 was recorded, which was amortized to interest expense over the original term of the Note. During the three and nine months ended September 30, 2018, interest expense of $2,488 and $7,440 and interest expense related to amortization of the discount on the unpaid notes of $0 and $44,974 was recorded, respectively. The discount was fully amortized at September 30, 2018. During the three and nine months ended September 30, 2017, interest expense of $2,525 and $7,494 and interest expense related to amortization of the discount on the unpaid notes of $21,047 and $62,453 was recorded, respectively. The Company made principal payments of $0 and $2,500 on the Note during the three and nine months ended September 30, 2018, respectively.

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

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY, NET OF UNAMORTIZED DISCOUNT

Convertible notes payable to related parties consists of the following:

	September 30, 2018	December 31, 2017
Convertible notes payable, annual interest rate of 6% to 10%, due date ranges from October 2018 to March 2019 and convertible into common stock at a price of $0.10 to $0.135 per share.	$319,000	$319,000
Unamortized debt discount	(13,235)	(192,294)
Balance at end of period	$305,765	$126,706

The following table is a summary of the changes of our Convertible Notes Payable - Related Party as of September 30, 2018:

Balance at December 31, 2017	$126,706
Amortization of debt discount	179,059
Balance at September 30, 2018	$305,765

On October 17, 2017, we entered into a Convertible Note Agreement with a stockholder of over 5% of the Company. The Note was revised and amended on November 27, 2017, and is for a promissory note up to $359,000, convertible to stock under certain circumstances. At September 30, 2018, the Company had borrowed $219,000 under this agreement. The Note bears an interest rate of 10% per annum and had a maturity date of October 17, 2018. The Note has not been renewed as it is subject to litigation as described in Part II, Item 1. Legal Proceedings in this Form 10-Q.  The total value of the Note balance, if converted to stock at September 30, 2018, would be $498,456.  The discount and derivative liability recorded at issuance were $219,000 and $311,125, respectively. The Note discount is amortized to interest expense - related party over the term of the note and at September 30, 2018 has an unamortized balance of $13,235. During the three and nine months ended September 30, 2018, interest expense of $5,520 and $16,380 and interest expense related to amortization of the discount on the unpaid note of $59,050 and $175,223 were recorded, respectively.

On March 3, 2017, we entered into a $100,000 Bridge Note Agreement with a stockholder of over 5% of the Company. The Bridge Note was secured by the Company’s assets, was convertible to shares of the Company’s restricted stock at $0.10 per share and included warrants to purchase two shares of the Company’s common stock, at a price of $0.15, for each dollar loaned to Spindle. This Bridge Note had no stated maturity date.  The total discount attributable to this transaction was $100,000. The Bridge Note was converted to Spindle stock on March 3, 2017, and interest expense related to the warrants and the beneficial conversion factor totaling $100,000 was recorded.  At September 30, 2018, the warrants related to the Bridge Loan had not been exercised.

On March 25, 2016, we entered into a $100,000 Note Purchase Agreement with a stockholder of over 5% of the Company. The note is convertible to stock under certain circumstances, bears an interest rate of 6% per annum and has a maturity date of March 25, 2019. The total value of the note, if converted to stock, would be $133,333 and therefore a discount in the amount of $33,333 was recorded. This amount is amortized to interest expense - related party over the term of the note. During the three and nine months ended September 30, 2018, interest expense of interest expense related to amortization of the discount on the unpaid note of zero and $3,856 was recorded, respectively.  During the three and nine months ended September 30, 2017, interest expense of $1,512 and $4,488, and interest expense related to amortization of the discount on the unpaid note of $4,201 and $12,466 was recorded, respectively. The discount was fully amortized at September 30, 2018.

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

NOTE 11 - DERIVATIVE LIABILITIES

The following table summarizes fair value measurements by level at September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability on note payable	$--	$--	$807,362	$807,362
Derivative liability on note payable - related party	$--	$--	$498,457	$498,457

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability on note payable - related party	$--	$--	$261,784	$261,784

The Company issued a convertible promissory note in January 2018 and a convertible promissory note to a related party in 2017. The convertible notes require us to record the value of the conversion features as liabilities, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holder from declines in our stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion features is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liabilities at September 30, 2018 were as follows:

	September 30, 2018	December 31, 2017

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.59%	1.41% - 1.76%
Expected stock price volatility	275.63%	187.14% - 198.52%
Expected dividend payout	--	--
Expected option life (in years)	1	1
Expected forfeiture rate	0%	0%

The following is a reconciliation of the derivative liabilities at September 30, 2018 and December 31, 2017:

	Notes Payable	Notes Payable Related Party
Value at December 31, 2017	$--	$261,784
Initial value at debt issuance	622,399	--
Increase in value	184,963	236,673
Value at September 30, 2018	$807,362	$498,457

NOTE 12 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001.  There are no preferred shares issued or outstanding as of September 30, 2018

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001.  During the three months ended March 31, 2018, the Company:

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

During the three months ended September 30, 2018, the Company:

•

Issued 3,032,329 shares of common stock valued at $91,416 as a $50,000 repayment of debt at the exercise of the conversion feature of a note payable, resulting in a loss of $3,873 on the transaction.

•

Issued 157,880 shares of common stock valued at $15,788 as repayment of debt to third parties, resulting in a gain on the transaction of $12,630.

•

Issued 60,000 shares of common stock valued at $2,796 as payment to Company directors and advisors for their services.

•

Authorized the issuance of 56,000 shares of common stock to Company directors and advisors for their services. The estimated fair value of these shares totaled $1,496. At September 30, 2018, 20,000 of these shares were unissued.

We also recorded a beneficial conversion feature on convertible debt of $3,572 to additional paid-in capital.

NOTE 13 - OPTIONS AND WARRANTS

On October 29, 2012, our stockholders approved the 2012 Stock Incentive Plan (the “Plan”) that governs equity awards to our management, employees, directors and consultants. On November 7, 2013, our stockholders approved an amendment to the Plan which increased the total authorized amount of common stock issuable under the Plan from 3,000,000 to 6,000,000 shares.  On October 12, 2018, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Nevada Secretary of State increasing the Company’s number of authorized shares from 300,000,000 shares of common stock, par value $0.001 to 600,000,000 shares of common stock, par value $0.001 effective the date of filing.

Options:

During the three months ended September 30, 2018, the Company granted 400,000 employee options to purchase shares of common stock at an exercise price of $0.033 per share, with grant date fair values of $0.033. These options vest in equal annual increments over three years and expire ten years from the grant date. Also, during the three months ended September 30, 2018, the Company granted an officer 500,000 options to purchase shares of common stock at an exercise price of $0.04, with a grant date fair value of $0.04.  These options vested in full on August 2, 2018 and expire ten years from the grant date.

The following is a summary of the status of the Company’s stock options as of September 30, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	2,067,500	$0.309	7.40
Granted	900,000	$0.037	9.84
Exercised	--	--	--
Forfeited/Cancelled	(1,675,000)	$0.337	--
Outstanding at September 30, 2018	1,292,500	$0.094	9.18
Exercisable at September 30, 2018	762,500	$0.103	8.98

Stock-based compensation expense of $23,636 and $25,366 was recognized during the three and nine months ended September 30, 2018, respectively, as amortization of various options over the life of the related vesting periods.  The increased amount is due to the immediate vesting of 500,000 options issued to an officer of the Company in August of 2018.  Stock-based compensation expense of $5,876 and $37,244 was recognized during the three and nine months ended September 30, 2017, respectively, as amortization of various options over the life of the related vesting periods, and an additional $14,583 was recorded as salary paid in stock in 2017.

Warrants:

The following is a summary of the status of the Company’s stock warrants as of September 30, 2018:

	Number of Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Exercisable at December 31, 2017	1,621,939	$0.217	2.35

Outstanding at December 31, 2017	1,671,939	$0.225	2.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Cancelled	(150,000)	$0.500	--
Outstanding at September 30, 2018	1,521,939	$0.198	1.48
Exercisable at September 30, 2018	1,521,939	$0.198	1.48

NOTE 14 - SUBSEQUENT EVENTS

On October 12, 2018, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Nevada Secretary of State increasing the Company’s number of authorized shares from 300,000,000 shares of common stock, par value $0.001 to 600,000,000 shares of common stock, par value $0.001 effective the date of filing.  On November 16, 2018, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 600,000,000 to 1,000,000,000 shares of common stock, par value $0.001.

On October 16, 2018 (the “Issuance Date”), the Company closed a convertible promissory note (the “Convertible Note”) with Power Up Lending Group LTD (“Holder”). The principal amount of the Convertible Note is $75,000 and matures on October 9, 2019 (the “Maturity Date”). The Convertible Note bears interest at the rate of 10% per annum. Upon an event of default, the interest rate shall increase to 18% for as the event of default is continuing (“Default Interest”). The Convertible Note may be converted, at the Holder’s discretion, into the Company’s common stock at any time after 180 days (the “Prepayment Date”) at a 35% discount to the average of the lowest two closing bid prices during the 15 trading days prior to the date of a conversion notice. Until the 30th day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 110%, in addition to outstanding interest, without the Holder’s consent; from the 31st day to the 60th day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 115%, in addition to outstanding interest, without the Holder’s consent; from the 61st day after the Issuance Date to the 90th day, the Company may pay the principal at a cash redemption premium of 120%, in addition to outstanding interest, without the Holder’s consent; from the 91st day after the Issuance Date to the 120th day, the Company may pay the principal at a cash redemption premium of 125%, in addition to outstanding interest, without the Holder’s consent; from the 121st day after the Issuance Date to the 150th day, the Company may pay the principal at a cash redemption premium of 130%, in addition to outstanding interest, without the Holder’s consent; from the 151st day after the Issuance Date to the 180th day, the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the Holder’s consent. After the expiration of 180 days following the Issuance Date, the Company shall have no right of repayment. At any time on or after the Maturity Date, the Company may repay the then outstanding principal plus accrued interest and Default Interest, if any, to the Holder.

Between October 16 and November 12, 2018, a Holder of one of the Company’s convertible notes elected to convert a total of $63,857 in Company debt, fees and interest due to shares of Spindle common stock.  Per the terms of the note, the conversion prices were calculated to between $.00325 and $.0078 per share, resulting in a total issuance of 15,866,882 shares to the Holder.

On October 1, 2018, a Holder of one of the Company’s convertible notes elected to convert $30,000 in Company debt to shares of Spindle common stock.  Per the terms of the note, the conversion price was calculated to be $.0078 per share, resulting in the issuance of 3,846,153 shares to the Holder.   On November 5, 2018, the same Holder elected to convert $17,664 in Company debt to shares of Spindle common stock.  Per the terms of the note, the conversion price was calculated to be $.003575 per share, resulting in the issuance of 4,940,992 shares to the Holder

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$24,392	$1,442
Cash paid for income taxes	$-	$-
Debt converted into common stock	$105,000	$-
Cash advances converted to common stock	$62,258	$-
Proceeds from convertible note payable from note replacement	$37,500	$-
Payment on convertible note payable from note replacement	$(37,500)	$-
Shares issued for asset purchases	$-	$(43,500)
Discount on convertible notes	$52,000	$-
Cancellation of shares issued for services	$-	$(142,900)
Accounts receivable reduced to sale of assets	$-	$(1,656)
Increase in prepaid due to prepaid share-based compensation	$-	$(445,580)
Shares issued to settle accrued liabilities	$-	$(266,300)
Shares issued to settle accrued liabilities - related party	$-	$(30,747)
Repayment of advance in shares	$-	$(12,000)
Notes payable reclassified from convertible notes payable	$-	$(5,000)
Convertible notes payable reclassified from notes payable	$-	$5,000
Repayment of notes payable - related party in lieu of shares	$-	$(131,000)
Initial BF credited to paid-in capital	$-	$(34,343)
Discount on notes payable reclassified to discount on notes payable - related party	$-	$(100,000)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On June 4, 2018, the “Company received service of a complaint in a lawsuit captioned Michael Kelly and iOT Broadband, LLC vs. Jack Scott and Spindle, Inc., No. DC-18-06656 (Dist. Ct. Dallas County, TX). The complaint purports to assert a claim of breach of contract against Spindle, claims of fraud against Jack Scott, the Interim CEO of the Company, and a claim of breach of fiduciary duty against both Dr. Scott and the Company in connection with an Amended and Restated Senior Unsecured Convertible Promissory Note (the “Note”) owned by Mr. Kelly who purports to have assigned his interest and rights in the note to iOT.

The Company believes that it will successfully defend against the actions described above, and it intends to pursue counterclaims against the plaintiffs which may, if successful, result in an award of damages in favor of the Company.  However, the Company does anticipate that it will incur significant additional legal expenses as it pursues a vigorous defense against each of these actions.  The parties to the lawsuit are currently in the discovery process.  While the Company believes that it will successfully defend against these actions, no assurances can be given as to: (i) the outcome of these or legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company's financial condition, results of operations or near-term liquidity.

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

Overview

During the Third Quarter of 2018, Spindle refocused its business on providing marketing services and customers to large payment processors.  The Company is currently building the partnerships and infrastructure to allow it to derive residual revenues from large payment processors by monetizing Spindle’s existing pipeline of merchants, monetizing the pipeline of merchants found within Spindle’s strategic partners, and monetizing merchants identified through Spindle’s distributed referral application, which is currently under construction.

Historically, Spindle provided payment processing services to merchants using its Catalyst Spindle provides payment processing services to merchants using its Catalyst Gateway, and acts as an agent, independent contractor or referral partner to broker merchants that it secures to other merchant processors in exchange for recurring fees based on processing volume. Spindle has historically focused on serving Small to Medium-sized Businesses (SMBs). Spindle’s Catalyst Gateway currently is compliant with Payment Card Industry Data Security Standards (“PCI compliant”).  However, WorldPay, licensor of our Catalyst Gateway, will no longer provide platform updates as it transitions to more current gateway platforms.  While Spindle’s Catalyst Gateway is still in use and currently has several merchants on the platform, we also plan to board future merchants on third-party platforms as described below.

During 2017, Spindle shifted its activities from serving SMBs in the payment processing arena to developing marketing tools which integrate with payment processing in order to create a unified commerce experience for merchants. Spindle’s marketing development efforts occurred under the “Catalyst” brand.

Spindle’s plan was to attract, market to, and retain its customers through the expansion of the Catalyst platform, as well as process payments for goods and services sold through it. The marketing development initiatives included Catalyst Team Sports, Sports Payment Pros, and the Catalyst Marketing System.

While significant progress was made on these projects, due to a lack of funding, we were unable to deliver completed, commercially viable products. Delays in the execution of project timelines led to delays in sales and ultimately resulted in cash constraints whereby costs had to be reduced, and the projects were shelved early in the Fourth Quarter of 2017. There is currently no business activity on any of the projects.  However, Spindle retains the infrastructure powering each project, and can reactivate any or all of the projects at a time when they complement Spindle’s updated strategic plans.

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

On May 16, 2018, Spindle and VyaPay signed a non-binding Letter of Intent to enter into a strategic alliance between the companies, which the companies had expected to sign in the Third Quarter 2018, and now expects to sign in the Fourth Quarter 2018.  The transaction would supplant the previously planned acquisition of VyaPay yielding many of the anticipated benefits and synergies, absent significant new share issuance which would have resulted in material dilution to current shareholders.  Benefits of the alliance are expected to include but are not limited to:

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

•

Spindle preserves right of first option for potential later ability to acquire VyaPay

During Second Quarter 2018, management recognized that Spindle personnel hold expertise in several marketable areas, including chargeback mitigation/management and client onboarding.  Beginning in June 2018 we began packaging those skills as a “consulting” package available to other Independent Sales Organizations and merchant processors.   We made our first sale of the consulting package during June 2018, in the amount of $11,400.

In early Third Quarter 2018, Spindle made significant progress toward reconstituting the Company and refocusing its operations, most notably with the onboarding of new personnel. Mr. Wesser, who was previously appointed a Director of the Company, was appointed President on August 2, 2018.  Mr. Wesser brings broad experience directly applicable to Spindle’s operations, including previous M&A and compliance experience as a corporate attorney and business experience leading the growth of a large, membership-driven organization which was built on a recurring revenue model and dependent upon efficient merchant processing.  Management believes Mr. Wesser’s experience growing a large organization and managing the client-side of a large merchant processing operation is beneficial to Spindle’s future growth.  Also, on August 2, 2018, the Company appointed Mr. Horowitz as a Director.  Mr. Horowitz has deep personal and business relationships in the private equity, investment banking, retail, sports and hospitality/entertainment industries.  Mr. Horowitz brings high-level experience in business development within those industries and a warm pipeline of prospective merchant processing clients ranging from large ($1B+) enterprises to a broad array of SMBs.  Additionally, on August 9, 2018, Spindle appointed Walter Gueler to its Advisory Board.  Mr. Gueler is an experienced fintech executive who is a previous winner of the Intel Global Challenge (Latin America) and has successfully helped to build the technology and digital marketing platforms underlying a number of SMBs.  Management believes Mr. Gueler will be an asset to the Company’s technological and marketing growth, as well as its ability to expand its operations to Spanish-language markets.

During the Third Quarter of 2018, Spindle held a three-day strategic planning meeting at Spindle’s headquarters, including each member of Management, the CEO and CTO of VyaPay, and ownership from other strategic partners. As a result of the information developed during that meeting, Management is focusing its short and mid-range strategic plan on near-term revenue growth through capturing market share in Spindle’s core business of merchant processing services. In addition to the strategic elements described above with our strategic VyaPay relationship, Management’s plan currently includes the following elements:

•

Qualify Spindle as ISO - Management has identified Spindle’s qualification as an Independent Sales Organization, or ISO, as a key strategic goal.  During the Third Quarter, Spindle provisionally qualified with one of the world’s largest merchant processors and acquirers with the ability to support payments in over 30 countries.  However, in order to more quickly gain marketing and support materials, as well as to delay the initial ISO expense, Management has held off on full qualification until at least the First Quarter of 2019.  Once it is prepared to do so, operating as an ISO will provide Spindle with multiple advantages, including:

o

Access to the payments industry’s most up-to-date gateways, which provides better service to Spindle’s customers and a marketing advantage to Spindle over similarly-sized competitors

o

Spindle’s “ownership” or ongoing control over its customers’ data going forward, which helps to secure Spindle’s receipt of recurring revenues from those customers’ merchant processing, thereby both securing revenue and adding value to Spindle’s business portfolio

o

Higher margins on merchant processing business versus simply referring business to other ISOs, because the ISO is able to capture a number of per-transaction fees that a referrer does not receive

•

Sales Agent Partnership:  In order to expedite Spindle’s re-entry into the market, Management identified the need for certain marketing infrastructure, including online and digital marketing properties, digital intake / landing forms and the like.  During the Third Quarter, Spindle entered into a strategic partnership with Newtek (Nasdaq: NEWT), a large, publicly-traded ISO of several payment processors.  Mr. Wesser previously had a long professional relationship as one of Newtek’s largest customers, and Management believes the Newtek relationship will provide Spindle with multiple advantages, including:

o

Access to Newtek’s marketing materials, which are white-labeled with Spindle branding

o

Access to sell all of Newtek’s products, which comprise a full suite of small to midsize business services, including merchant/payment services, insurance products, business financing, payroll and benefits solutions, web solutions, and technology/technology management solutions

o

Diversity of processors, as Newtek supports several world-class processors which accept merchants from diverse industries, risk levels, etc., which allows Spindle to find a “home” for each of its leads, which it may not be able to do working with only one processor as an ISO

o

During the Third Quarter, Management worked with Newtek to acquire and begin the process of white-labeling Newtek’s marketing and digital materials.  Management expects, in mid to late Fourth Quarter, to be able to launch a full business services website which will reflect the Company’s ability to deliver all services Newtek provides, but with Spindle branding.  This will allow Spindle to leapfrog development time and expense necessary to build such a suite of services on its own.  Management believes this suite of services, along with accompanying marketing materials and web properties, will allow the Company to better approach, sell and close its existing pipeline described below.

•

Leverage New Pipeline - Management has identified a warm pipeline of new leads that it has segmented into “merchant” and “portfolio” clients:

o

Merchant clients are merchants with whom Spindle’s personnel have close personal and business relationships.  As described above, these merchants range from SMBs to very large enterprises which process $1B or more per year.  Management is currently in the process of classifying these leads into matching verticals and developing marketing and support materials for each vertical.  We began meaningful conversations with several of these leads during the Third Quarter and began collecting intelligence regarding their needs and the timing of potential sales to them. These conversations were drivers of our decision to partner with Newtek and offer a broader suite of services than simply payment processing.

o

Portfolio clients are companies such as private equity firms, holding companies, law firms and investment banks with who Spindle’s personnel have close personal and business relationships and which either control or advise portfolios of merchants.  Management plans to leverage those relationships to gain access to the portfolios of merchants as a “recommended partner” of the controlling / advising entity.  During the Third Quarter, Management had discussions with those relationships to gain intelligence on their requirements to become such a “recommended partner,” and is in the process of building the internal processes, etc., necessary to allow Spindle to compete for that work.

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

•

Organic Growth Based on Revenue - Management recognizes that Spindle has, at times, previously floated the Company’s operations through convertible debt and the sale of the Company’s securities.  While these methods have been necessary to the Company’s survival, Management understands that they are not an optimal form of go-forward financing.  Based upon Spindle’s extensive cost-cutting over the past several quarters and its current cost run-rates, Management believes that if it is able to begin to capture business from its new pipeline described above it will be able to begin to grow the Company organically and operate it based upon new revenue as opposed to convertible debt.  Management further believes that if it can do so, new opportunities for growth through more advantageous and less onerous forms of financing will open.

•

Market Expansion - Management believes that if it can begin to generate revenue based upon its new pipeline it is well-positioned to expand the markets it serves.  For example, as noted above, Management is in the process of identifying and creating marketing/support materials for specific verticals within its “warm” pipeline.  Management believes that as it acquires data from the outreach within that pipeline it will be able to identify better approaches to new verticals not currently within its pipeline.  Additionally, Management believes that with its new personnel - and if it is successful in gaining its ISO registration - it will be positioned to expand to Spanish-language markets which are currently underserved by smaller, nimble ISOs but which present a significant opportunity for growth because of pricing flexibility and customer service that, as an ISO, Spindle expects to be able to provide.

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

Results of Operations

Revenues and Cost of Sales

Revenues from ongoing operations are derived from our payment processing services under the Catalyst Gateway and more recently as a sales agent for other payment processing service providers.  During the three and nine months ended September 30, 2018, we generated $2,252 and $7,562 in revenues, respectively, and incurred $583 and $2,904 in cost of sales, respectively, which produced gross profits of $1,669 and $4,658, respectively.  This compares to revenues during the three and nine months ended September 30, 2017 of $48,469 and $119,733, respectively, and cost of sales of $7,099 and $44,577, respectively, which produced gross profits of $41,370 and $75,156, respectively.

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

For the three and nine months ended September 30, 2018, we incurred operating expenses in the amount of $279,102 and $1,181,319, respectively, as compared to $617,645 and $1,666,629 for the three and nine months ended September 30, 2017, respectively. This decrease in operating expenses is mainly due to significantly lower payroll costs due to reductions in force, along with lower legal bills due to the settlement of a lawsuit in 2017, offset by a 2018 increase in consulting fees due to the issuance of 3,000,000 shares of common stock with a value of $240,000 to a third-party consultant for services, and legal bills related to the current litigation between Michael Kelly/iOT Broadband and Spindle.  The 2018 decrease in depreciation and amortization is due to the 2017 impairment of long-lived assets which had a zero balance at December 31, 2017.

Other Income and Expense

During the three and nine months ended September 30, 2018, we recognized $11,400 and $23,362 as other income, respectively, which is related primarily to the Company’s consulting line of business.

During the three and nine months ended September 30, 2017, we recognized a loss on sale of assets of $0 and $195,244, respectively.  The amount is comprised of a $172,461 loss related to the sale of rights to future revenue streams of income from several licensed patents, a $31,900 loss regarding the sale of assets related to the Yowza!! brand, and a $883 loss from a prior year sale.  These losses were offset by the collection of an additional $10,000 related to the C & H transaction in December of 2016.

During the three months and nine months ended September 30, 2017, we recognized a $8,250 gain on the cancellation of the Company’s shares of common stock due to the cancellation of a consulting agreement.  The shares were returned to the Company and the unamortized portion of the agreement’s value was recognized as gain. During the same periods for 2018, the gain on cancellation of shares was zero.

On February 14, 2017, we sold our rights to future streams of income from several licensed patents to two buyers for a total of $150,000.  We also sold 1.5 million shares of common restricted stock in the same agreements.  We had assigned zero value to the future streams and consequently recorded a loss on sale of $150,000. On March 3, 2017, we also sold all the assets and rights associated to the Yowza!! brand.  We received $25,000 in cash but also granted 250,000 shares of restricted stock and 50,000 warrants exercisable at $0.135.  The loss associated with this sale of assets was $31,900.  During the three months ended June 30, 2017, we wrote off approximately $24,000 of an uncollectible receivable balance related to the February sale of the future income stream and collected an additional $10,000 related to the C& H transaction in December of 2016.  During the three and nine months ended September 30, 2018 the loss on sale of assets was zero.

Interest Income and Expense

During the three and nine months ended September 30, 2018, we recognized interest expense of $100,743 and $591,486, respectively. This compares to $24,403 and $136,370 of interest expense for the three and nine months ended September 30, 2017, respectively.  The 2018 increase is mainly due to the recognition of additional interest expense related to the beneficial conversion feature of new convertible debt recorded in the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, we recognized interest expense - related parties of $66,082 and $199,927, respectively. This compares to $5,603 and $118,056 of interest expense for the three and nine months ended September 30, 2017, respectively.  In 2017, a note was converted on the same day as issuance, resulting in the immediate recognition of the related $100,000 beneficial conversion feature.  In 2018, an additional $270,400 was recognized as interest expense from the beneficial conversion feature of new convertible debt recorded in the Fourth Quarter of 2017.

Net Losses

We have experienced net losses in all periods since our inception.  Our net loss for the three and nine months ended September 30, 2018 was $1,056,766 and $2,401,739, respectively.  Net losses are attributable low revenue and increases in interest expenses, along with higher consulting fees.  During the three and nine months ended September 30, 2017, we incurred a net loss of $359,315 and $1,794,144, respectively, which was mainly attributable to the lower revenues in 2017 as described above and in the increase in interest expense.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to narrow or cease.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2018 was $704,097 compared to $814,361 of cash used in operations during the comparable period ended September 30, 2017.

During the nine months ended September 30, 2018, net cash provided by investing activities was $0.  During the nine-month period ended September 30, 2017, net cash provided by investing activities totaled $278,715 which was received from the sale of a major portion of the Company’s residual portfolio and intangible assets related to the Yowza!! platform.

During the nine months ended September 30, 2018, net cash provided by financing activities totaled $695,106, comprised of $230,000 received from investors for purchases of our common stock and $503,000 in proceeds from advances to and notes payable issued by the Company, offset by $37,894 in repayments of advances and notes payable.  In comparison, during the nine months ended September 30, 2017, net cash provided by financing activities totaled $549,610, comprised of $172,610 received from investors for purchases of our common stock and $419,500 in proceeds from advances to and notes payable and notes payable - related party issued by the Company, offset by $42,500 in repayments of advances and notes.

As of September 30, 2018, we had $2,762 of cash on hand, none of which is restricted.  Our management does not believe this amount is sufficient to maintain our operations for at least the next 12 months.  We are actively pursuing opportunities to raise additional capital through sales of our equity and/or debt securities for cash.  We cannot assure you that, if needed, financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because our revenues do not cover our cash expenditures.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were ineffective due to limited resources and personnel resulting in a lack of segregation of duties.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 4, 2018, the “Company received service of a complaint in a lawsuit captioned Michael Kelly and iOT Broadband, LLC vs. Jack Scott and Spindle, Inc., No. DC-18-06656 (Dist. Ct. Dallas County, TX). The complaint purports to assert a claim of breach of contract against Spindle, claims of fraud against Jack Scott, the Interim CEO of the Company, and a claim of breach of fiduciary duty against both Dr. Scott and the Company in connection with an Amended and Restated Senior Unsecured Convertible Promissory Note (the “Note”) owned by Mr. Kelly who purports to have assigned his interest and rights in the note to iOT.

The Company believes that it will successfully defend against the actions described above, and it intends to pursue counterclaims against the plaintiffs which may, if successful, result in an award of damages in favor of the Company. However, the Company does anticipate that it will incur significant additional legal expenses as it pursues a vigorous defense against each of these actions.  The parties to the lawsuit are currently in the discovery process.   While the Company believes that it will successfully defend against these actions, no assurances can be given as to: (i) the outcome of these or legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company's financial condition, results of operations or near-term liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, the Company:

•

Issued 3,032,329 shares of common stock valued at $91,416 as a $50,000 repayment of debt at the exercise of the conversion feature of a note payable, resulting in a loss of $3,873 on the transaction.

•

Issued 157,880 shares of common stock valued at $15,788 as repayment of debt to third parties, resulting in a gain on the transaction of $12,630.

•

Issued 60,000 shares of common stock valued at $2,796 as payment to Company directors and advisors for their services.

•

Authorized the issuance of 56,000 shares of common stock to Company directors and advisors for their services.  The estimated fair value of these shares totaled $1,496. At September 30, 2018, 20,000 of these shares were unissued.

We also recorded a beneficial conversion feature on convertible debt of $3,572 to additional paid-in capital.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
3.3	Certificate of Change (2)
10.1	Convertible Promissory Note(3)
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer*
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

*Filed Herewith

**Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any omitted schedules as exhibits to the SEC upon request.

+ Indicates a management contract or compensatory plan.

(1)

Incorporated by reference to the registrant's Form 10 Registration Statement filed with the SEC on February 25, 2014.

(2)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on October 19, 2018.

(3)

Incorporated by reference to the Current Report on Form 8-K/A filed by the registrant with the SEC on October 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLE, INC.
(Registrant)

Signature	Title	Date

/s/ Jack A. Scott Jack A. Scott	Interim Chief Executive Officer, Principal Executive Officer, Interim Chief Financial Officer, Principal Financial Officer	November 19, 2018